Form 10-Q
period 2015-08-31
Performance Sports Group Ltd.
filed 2015-10-14
CIK 1514242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 1-36506
PERFORMANCE SPORTS GROUP LTD.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not applicable.
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Domain Drive Exeter, New Hampshire	03833-4801
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on October 13, 2015, there were 45,554,180 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	August 31, 2015	May 31, 2015
ASSETS
Cash	$7,998	$2,932
Trade and other receivables, net of allowance for doubtful accounts of $2,909 and $2,038, respectively	248,692	199,375
Inventories, net	165,956	174,546
Income taxes receivable	7,358	7,393
Deferred income taxes	15,405	15,465
Prepaid expenses and other current assets	7,749	4,985
Total current assets	453,158	404,696

Property, plant and equipment, net of accumulated depreciation of $21,084 and $19,337, respectively	48,680	47,051
Goodwill	102,732	102,755
Intangible assets, net	273,569	276,754
Deferred income taxes	7,822	8,150
Other non-current assets	5,561	5,511
TOTAL ASSETS	$891,522	$844,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$133,179	$90,550
Accounts payable	40,198	41,518
Accrued liabilities	56,529	45,756
Current portion of retirement benefit obligations	305	320
Current portion of financing and capital lease obligations	189	179
Total current liabilities	230,400	178,323

Long-term debt	321,364	320,271
Retirement benefit obligation	4,791	5,057
Financing and capital lease obligations	13,874	14,406
Deferred income taxes	14,592	14,741
Other non-current liabilities	799	358
TOTAL LIABILITIES	585,820	533,156

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited shares authorized; 45,554,180, and 45,552,180 shares issued and outstanding at August 31, 2015 and May 31, 2015, respectively	273,339	273,332
Additional paid-in capital	6,097	5,385
Retained earnings	51,671	56,022
Accumulated other comprehensive loss	(25,405)	(22,978)
TOTAL STOCKHOLDERS’ EQUITY	305,702	311,761
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$891,522	$844,917

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except share and per share data)

	Three months ended August 31,
	2015	2014
Revenues	$175,046	$197,135
Cost of goods sold	122,345	133,199
Gross profit	52,701	63,936
Selling, general and administrative expenses	40,131	35,812
Research and development expenses	6,233	6,122
Operating income	6,337	22,002
Interest expense, net	4,829	5,407
Realized (gain) loss on derivatives	141	(2,177)
Unrealized (gain) loss on derivatives	(2,047)	1,501
Foreign exchange loss	7,100	2,011
Other expenses	48	16
Income (loss) before income taxes	(3,734)	15,244
Income tax expense	617	4,497
Net income (loss)	$(4,351)	$10,747

Earnings (loss) per share:
Basic	$(0.10)	$0.26
Diluted	$(0.10)	$0.24
Weighted-average shares outstanding:
Basic	45,552,202	41,806,664
Diluted	45,552,202	44,274,614

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended August 31,
	2015	2014
Net income (loss)	$(4,351)	$10,747
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,511)	645
Defined benefit pension plans, net of tax:
Actuarial gains, net of tax	84	1
Reclassification adjustments included in net income (loss), net of tax	—	5
Other comprehensive income (loss)	(2,427)	651
Comprehensive income (loss)	$(6,778)	$11,398

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended August 31,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(4,351)	$10,747
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based payment expense	1,063	1,677
Depreciation and amortization	5,760	5,851
Unrealized (gain) loss from derivatives	(2,047)	1,501
Deferred income taxes	414	1,011
Bad debt expense	1,105	254
Changes in operating assets and liabilities excluding the effect of acquisitions:
Trade and other receivables	(57,738)	(58,635)
Inventories	4,621	4,679
Prepaid expenses and other assets	(1,281)	(5,422)
Trade and other payables	(370)	13,692
Accrued and other liabilities	19,087	11,598
Net cash used in operating activities	(33,737)	(13,047)

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	732
Purchase of property, plant and equipment	(4,775)	(1,958)
Net cash used in investing activities	(4,775)	(1,226)

FINANCING ACTIVITIES
Repayment of debt	—	(119,565)
Net movement in revolving debt	43,772	15,853
Payments on financing obligations	(45)	(150)
Proceeds from issuance of common stock	—	126,500
Common stock issuance costs	—	(9,282)
Proceeds from stock options exercises	5	—
Excess tax benefits from share-based compensation	—	213
Payment of taxes upon net stock option exercise	—	(320)
Net cash provided by financing activities	43,732	13,249
Effect of exchange rate changes on cash	(154)	(9)
Net increase (decrease) in cash	5,066	(1,033)
Cash at beginning of period	2,932	6,871
Cash at end of period	$7,998	$5,838

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,983	$4,440
Income taxes	410	4,593
Non-cash investing and financing activities
Capitalization of costs related to financing lease obligation	—	2,217
Capitalization of intangible assets	2,150	—

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three months ended August 31, 2015 and 2014
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required to be included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from this report, as is permitted by such SEC rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position of Performance Sports Group Ltd. and its wholly owned subsidiaries (‘‘PSG’’, the ‘‘Company’’, “We” or “Our”), results of operations and cash flows of the Company for the interim periods presented in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015. The consolidated balance sheet as at May 31, 2015 included herein is derived from the Company’s annual audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended May 31, 2015.

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the Company’s significant accounting policies except as otherwise described in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015.

Recent Accounting Pronouncements:

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This ASU indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company does not expect the adoption of ASU 2015-15 to have any effect on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB announced a one-year deferral of the effective date of the new revenue recognition standard. This accounting standard is now effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted on the originally scheduled effective date. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

3. SEASONALITY

Each of our sports demonstrates substantial seasonality. The spring/summer season of baseball and softball is complementary to the fall/winter season of hockey, and our quarterly sources of revenue and profitability are more balanced throughout the fiscal year as a result. The more evenly distributed seasonality of the combined business provides more consistent working capital levels and allows us to improve our efficiency in our manufacturing, distribution and other efforts.

Generally, our highest sales volumes for hockey occur during the first quarter of our fiscal year, followed by the next highest sales volumes in the second quarter of our fiscal year. Our lowest sales volumes for hockey occur during the third quarter of our fiscal year. Launch timing of our products add some variations between fiscal quarters each fiscal year.

In baseball/softball, our highest sales volumes occur in the third and fourth fiscal quarters of our fiscal year. In lacrosse, our highest sales volumes occur in the second and third fiscal quarters of our fiscal year.

The shipment of soccer products occurs substantially in the first and fourth fiscal quarters of our fiscal year. We expect our team apparel revenues, including uniforms for ice hockey, roller hockey, lacrosse and other team sports, to align with the underlying sports’ selling seasons as we expand our team apparel offering.

4. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	August 31, 2015			May 31, 2015
	Gross Amount	Accumulated Amortization	Carrying Value	Gross Amount	Accumulated Amortization	Carrying Value
Trade names and trademarks	$197,346	$—	$197,346	$199,481	$—	$199,481
Purchased technology	21,070	(7,630)	13,440	21,413	(7,135)	14,278
Customer relationships	86,458	(25,825)	60,633	86,513	(23,518)	62,995
Leases	2,150	—	2,150	—	—	—
Total	$307,024	$(33,455)	$273,569	$307,407	$(30,653)	$276,754

5. DEBT

The total debt outstanding is comprised of:

	August 31, 2015	May 31, 2015
Asset-based revolving loan	$135,390	$92,878
Term loan due 2021	330,457	330,457
Financing costs	(11,304)	(12,514)
Total debt	$454,543	$410,821

Current	$133,179	$90,550
Non-current	321,364	320,271
Total debt	$454,543	$410,821

6. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the annual effective income tax rate expected for the full fiscal year applied to income before income tax expense of the interim period. The Company’s effective tax rate for the three months ended August 31, 2015 and 2014 was (16.5)% and 29.5%, respectively. The Company recorded income tax expense despite having a loss before income taxes due to unrealized capital losses for which no tax benefit could be recognized, resulting in the negative effective tax rate for the three months ended August 31, 2015.

7. STOCKHOLDERS’ EQUITY

On June 25, 2014, the Company completed its underwritten public offering in the United States and Canada (the “Offering”) of 8,161,291 shares of common stock at a price to the public of $15.50 per share, for total gross proceeds of approximately $126,500, including the exercise in full of the over-allotment option. The Company used the net proceeds of the Offering to repay $119,500 of the New Term Loan Facility. The Company incurred $9,282 in common stock issuance costs in the three months ended August 31, 2014. These costs are recorded in common stock in the consolidated balance sheets.

8. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense for the Second Amended and Restated 2011 Stock Option Plan as follows:

	Three Months Ended August 31,
	2015	2014
Share-based compensation for employee awards	$971	$1,523
Share-based compensation for non-employee awards	(59)	54
Total share-based compensation	$912	$1,577

9. EARNINGS PER SHARE

The following is a reconciliation from basic earnings per common share to diluted earnings per common share:

	Three Months Ended August 31,
	2015	2014
Net income (loss)	$(4,351)	$10,747
Weighted average common shares outstanding, assuming conversion of proportionate voting shares - Basic	45,552,202	41,806,664
Assumed conversion of dilutive stock options and awards	—	2,467,950
Diluted weighted average common shares outstanding	45,552,202	44,274,614
Basic earnings (loss) per common share	$(0.10)	$0.26
Diluted earnings (loss) per common share	$(0.10)	$0.24

Anti-dilutive stock options and awards excluded from diluted earnings (loss) per share calculation	1,758,742	50,783

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss), net of taxes, are as follows:

	Foreign currency translation	Defined benefit pension plans	Total
Balance as of May 31, 2014	$(13,765)	$(934)	$(14,699)
Other comprehensive income before reclassifications	645	1	646
Amounts reclassified from accumulated other comprehensive loss to net income	—	5	5
Balance at August 31, 2014	$(13,120)	$(928)	$(14,048)

Balance as of May 31, 2015	$(21,956)	$(1,022)	$(22,978)
Other comprehensive income (loss) before reclassifications	(2,511)	84	(2,427)
Balance at August 31, 2015	$(24,467)	$(938)	$(25,405)

11. SEGMENT INFORMATION

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

These operating segments were determined based on the management structure and the financial information, among other factors, reviewed by the Chief Operating Decision Maker (“CODM”) to assess segment performance. Operating segment profit is evaluated using EBITDA adjusted for items excluded by the CODM, which is not a measure defined by U.S. GAAP, and is reviewed by the CODM. Certain PSG functional platform costs are directly allocated to each operating segment based on usage or other relevant operational metrics. PSG’s functional platform costs consist of expenses incurred by centrally-managed functions, including global information systems, finance and legal, distribution and logistics, sourcing and manufacturing, and other miscellaneous costs.

PSG corporate expenses, currency related gains (losses), acquisition related expenses and other costs are not controlled by the management at each operating segment and therefore are excluded from segment EBITDA. PSG corporate expenses consist of executive compensation and administration costs, public company costs, certain tax credits and other miscellaneous costs. Currency related gains (losses) consists of foreign exchange gains (losses) and the unrealized gain (loss) on derivative instruments. The realized gain (loss) on derivative instruments is included in the EBITDA of the Hockey operating segment because it currently relates specifically to Hockey cost of goods sold. Acquisition related expenses consist of charges to cost of goods sold resulting from the fair market value adjustment to inventory, integration costs, costs related to reviewing corporate opportunities, and transaction costs. Other costs consist of share-based payment expenses and items that the CODM excludes from segment EBITDA, including, for example, items that are infrequent in nature such as costs related to share offerings.

Segment revenue information is summarized as follows:

	Three Months Ended August 31,
	2015	2014
Hockey	$137,546	$160,415
Baseball/Softball	32,119	32,352
Other Sports	5,381	4,368
Total revenues	$175,046	$197,135

Segment EBITDA information is summarized as follows:

	Three Months Ended August 31,
	2015	2014
Hockey	$19,201	$38,976
Baseball/Softball	1,191	3,724
Other Sports	(996)	(1,397)
Total segment EBITDA (1)	$19,396	$41,303

(1)	Represents a non-GAAP financial measure.

The reconciliation of total segment EBITDA to income before income taxes is summarized as follows:

	Three Months Ended August 31,
	2015	2014
Total segment EBITDA	$19,396	$41,303
Corporate expenses	(2,746)	(1,461)
Acquisition related expenses	(4,588)	(8,768)
Depreciation and amortization	(5,165)	(5,200)
Interest expense, net	(4,829)	(5,407)
Currency related losses	(5,053)	(3,512)
Other(1)	(749)	(1,711)
Income (loss) before income taxes	$(3,734)	$15,244

(1)	Other consists of share-based payments expense and items that the CODM excludes from segment EBITDA.

12. DERIVATIVES & RISK MANAGEMENT

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated balance sheets at August 31, 2015 and May 31, 2015:

	Balance Sheet Location	August 31, 2015	May 31, 2015
Assets:
Foreign currency forward contracts	Prepaid and other current assets	$2,597	$697
Foreign currency forward contracts	Other non-current assets	—	54

Liabilities:
Foreign currency forward contracts	Accrued liabilities	—	141
Variable cash settlement	Accrued liabilities	126	—
Foreign currency forward contracts	Other non-current liabilities	125	—
Variable cash settlement	Other non-current liabilities	—	20

The following table summarizes the location of gains and losses on the consolidated statements of income that were recognized during the three months ended August 31, 2015 in addition to the derivative contract type:

		Three Months Ended August 31,
Derivatives not designated as hedging instruments	Location of (gain) loss recognized in income on derivative instruments	2015	2014
Foreign currency forward contracts	Realized (gain) loss on derivatives	$141	$(2,177)
Foreign currency forward contracts	Unrealized (gain) loss on derivatives	(2,047)	1,501
Variable cash settlement	Selling, general and administrative expenses	111	(169)

13. FAIR VALUE MEASURES

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of August 31, 2015 and May 31, 2015 and indicate the level of the fair value hierarchy utilized by the Company to determine such fair value:

	Fair Value Measurements as of August 31, 2015 Using:
	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$2,597	$—
Liabilities:
Foreign currency forward contracts		$125
Variable cash settlement	$—	$126	$—

	Fair Value Measurements as of May 31, 2015 Using:
	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$751	$—
Liabilities:
Foreign currency forward contracts		$141
Variable cash settlement	$—	$20	$—

14. CONTINGENCIES

The Company acquired Kohlberg Sports Group Inc. (‘‘KSGI’’) on March 10, 2011. In connection with the acquisition of Bauer Hockey by KSGI in April 2008, a subsidiary of KSGI agreed to pay additional consideration to Nike, Inc. in future periods, based upon the attainment of a qualifying exit event. At August 31, 2015, the maximum potential future consideration pursuant to such arrangements, to be resolved on or before April 16, 2016, such date being the eighth anniversary of April 16, 2008, is $10,000. On April 16, 2008, all of the security holders of KSGI (collectively, the ‘‘Existing Holders’’) entered into a reimbursement agreement with the Company pursuant to which each of the Existing Holders agreed to reimburse the Company, on a pro rata basis, in the event that the Company or any of its subsidiaries are obligated to make a payment to Nike, Inc. As of August 31, 2015, the Company determined that no such qualifying exit event has occurred. The Company will continue to assess the probability of a qualifying exit event through the eighth anniversary date.

The Company previously entered into employment agreements with the former owners of Inaria in connection with the closing of the acquisition of Inaria. Included in the employment agreements are yearly performance bonuses payable in the event Inaria achieves gross profit targets in the period one to four years following the closing date, such date being October 16, 2012. These amounts, if any, will be accrued over the required service period. As of August 31, 2015, the potential undiscounted amount of the future payments that the Company could be required to make is between $0 and $900 Canadian dollars.

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

15. SUBSEQUENT EVENTS

In September 2015, the Company purchased a non-controlling interest in Cocona, Inc., a privately held entity that created and owns 37.5TM technology, a patented moisture management technology that utilizes body heat to evaporate moisture from apparel and equipment. Bauer Hockey launched at retail its base layer, team apparel and elite protective equipment incorporating 37.5TM technology in spring 2014. The use of 37.5TM technology is exclusive to PSG in hockey, baseball/softball (excluding MLB-licensed apparel), lacrosse, and non-exclusive to the Company in soccer through 2020. The amount of the investment totaled $5,000. Contemporaneous with the investment, Cocona, Inc. and the Company entered into a new license agreement that, among other things, removed the obligation for the Company and its affiliates to pay exclusivity fees (under the former license these fees could potentially have exceeded over $5,000 through 2020).

In October 2015, the Company entered into a definitive agreement to acquire certain licensing rights in technology assets on an exclusive and perpetual basis for the amount of $7,000 from Q30 Sports, LLC, a privately held entity. Q30 Sports, LLC and its parent company, Q30 Sports Science, LLC, have acquired and developed, and are currently testing, proprietary technology that has the potential to reduce indicators of mild traumatic brain injury. The Company will pay $3,000 in cash on October 15, 2015, and $4,000 is payable in January 2016. Future licensing payments of up to $18,000 are conditional upon the achievement of certain product development and sales milestones. In addition, the Company purchased a $1,000 non-controlling interest in Q30 Sports Science, LLC, also a private held entity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-month periods ended August 31, 2015 and August 31, 2014. The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

This discussion contains forward-looking statements that are based upon current expectations and are subject to risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause such differences include, but are not limited to, those described under “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K, “Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q, and elsewhere in this quarterly report on Form 10-Q.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q about our current and future plans, expectations and intentions, results, levels of activity, performance, goals or achievements or any other future events or developments constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”). Such statements often include words such as “may,” “will,” “would,” “should,” “could,” “expects,” “plans,” “intends,” “trends,” “indicates,” “anticipates,” “believes,” “estimates,” “predicts,” “likely,” or “potential” or the negative or other variations of these words or other comparable words or phrases.

Discussions containing forward-looking statements may be found, among other places, under this Item 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based on estimates and assumptions made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable under the circumstances, but there can be no assurance that such estimates and assumptions will prove to be correct. Certain assumptions with respect to the determination of acquisition accounting, valuation of derivatives, share-based payments, claim liabilities, employee future benefits, income taxes, the impairment of assets, and goodwill and intangibles are material factors made in preparing forward-looking information and management’s expectations.

Many factors could cause our actual results, level of activity, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the following factors, which are discussed in greater detail in Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015: inability to maintain and enhance brands, inability to introduce new and innovative products, intense competition in the sporting equipment and apparel industries, inability to own, enforce, defend and protect intellectual property rights worldwide, costs associated with potential lawsuits to enforce, defend or protect intellectual property rights, inability to protect our known brands and rights to use such brands, infringement of intellectual property rights of others, inability to translate booking orders into realized sales, including risks associated with changes in the mix or timing of orders placed by customers, seasonal fluctuations in our operating results and the trading price of our Common Shares, decrease in popularity of ice hockey, baseball and softball, roller hockey or lacrosse, reduced popularity of the National Hockey League, Major League Baseball or other professional or amateur leagues in sports in which our products are used, adverse publicity of athletes who use our products or the sports in which our products are used, inability to ensure third-party suppliers will meet quality and regulatory standards, reliance on third-party suppliers and manufacturers, disruption of distribution systems, loss of significant customers or suppliers, loss of key customers’ business due to customer consolidation, change in the sales mix towards larger customers, cost of raw materials, shipping costs and other cost pressures, risks associated with doing business abroad, inability to expand into international market segments, inability to accurately forecast demand for products, inventory shrinkage, excess inventory due to inaccurate demand forecasts, product liability, warranty and recall claims, inability to successfully design products that satisfy testing protocols and standards established by testing and athletic governing bodies, inability to obtain and maintain necessary approvals in respect of products that may be considered medical devices, inability to successfully open and operate Own The Moment Hockey Experience retail stores, inability to successfully implement our strategic initiatives on anticipated timelines, including our profitability improvement initiative, risks associated with our third-party suppliers and manufacturers failing to manufacture products that comply with all applicable laws and regulations, inability to source merchandise profitably in the event new trade restrictions are imposed or existing trade restrictions become more burdensome, departure of senior executives or other key personnel with specialized market knowledge and technical skills, litigation, including certain class action lawsuits, employment or union-related disputes, disruption of information technology systems, including damages from computer viruses, unauthorized access, cyberattack and other security vulnerabilities, potential environmental liabilities, restrictive covenants in our credit facilities, increasing levels of indebtedness, inability to generate sufficient cash to fund operations or service the Company’s indebtedness failure to make, integrate, and maintain new acquisitions, inability to realize growth opportunities or cost synergies that are anticipated to result from new acquisitions such as Easton Baseball/Softball, undisclosed liabilities acquired pursuant to recent acquisitions, volatility in the market price for Common Shares, possibility that we will need additional capital in the future, incurrence of additional expenses as a result of the loss of our foreign private issuer status, assertion that the acquisition of the Bauer Hockey Business at the time of the Canadian IPO was an inversion transaction, our current intention not to pay cash dividends, dependence on the performance of subsidiaries given the our status as a holding company, potential inability of investors to enforce judgments against the Company and its directors, fluctuations in the value of certain foreign currencies, including the Canadian dollar, in relation to the U.S. dollar, and other world currencies, general adverse economic and market conditions, changes government regulations, including tax laws and unanticipated tax liabilities and natural disasters and geo-political events. These factors are not intended to represent a complete list of the factors that could affect us; however, these factors should be considered carefully.

The purpose of the forward-looking statements in this quarterly report on Form 10-Q is to provide the reader with a description of management’s current expectations regarding the Company’s financial performance and may not be appropriate for other purposes. Accordingly, readers should not place undue reliance on forward-looking statements made herein. Unless otherwise stated, the forward-looking statements contained in this quarterly report on Form10-Q are made as of the date of this quarterly report on Form 10-Q, and we have no intention and undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements contained in this quarterly report on Form 10-Q are expressly qualified by this cautionary statement.

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

Our mission is to elevate player performance and protection through athlete insight and superior innovation. Financially, our objectives are to grow our revenues each year faster than the total market for each of our sports and grow our profitability faster than revenues, in each case, on a constant currency basis. We have a diversified and balanced business model and are focused on growth through the following opportunities:

•
Significantly grow market share in Baseball/Softball - as we did with Hockey, we are aiming to expand our market share in Baseball/Softball by investing in product development, developing a disciplined category management process and connecting with our core consumers.

•
Continue to grow in Hockey - although we hold the overall No.1 market share position, we look to continue to expand market share in every category, with a particular focus on ice hockey sticks, the largest dollar category in the industry.

•
Grow apparel across all sports - the apparel market is highly fragmented and we are aiming to grow apparel across all of our sports by leveraging the strength of our brands as well as continued R&D investments in apparel.

•
Continue rapid growth in lacrosse - lacrosse continues to be one of the fastest growing sports in the United States and we are aiming to grow market share, and are targeting market leadership by 2016. We focus our efforts on the fast-growing youth and high school markets, including the women’s game.

•
Continue to pursue strategic acquisitions - we are an acquirer of choice and our global operating platform is applicable for many sports. We have established an effective internal process for identifying, acquiring and integrating target companies.

Highlights of Q1 Fiscal 2016

•	Revenues totaled $175.0 million, declining 11.2% (down 4.0%, in constant currency)

•	Adjusted Gross Profit was $55.6 million, declining 24.3% (down 5.2%, in constant currency)

•	Adjusted Gross Profit margin was 31.8%, down 540 basis points (down 50 basis points in constant currency)

•	Gross profit was $52.7 million, declining 17.6% (up 3.9% in constant currency) and gross profit margin was 30.1%, down 230 basis points (up 270 basis points in constant currency)

•	Adjusted EBITDA was $16.7 million, down 58.1% (down 21.3%, in constant currency)

•	Adjusted Net Income totaled $6.0 million, or $0.13 per share, from $21.8 million or $0.49 per share (net income $16.2 million or $0.34 per share in constant currency)

•	Net loss totaled $4.4 million or $(0.10) per share, from net income of $10.8 million or $0.24 per share (net income of $9.3 million or $0.20 per share in constant currency)

Recent Highlights

•
In September 2015, the Company purchased a non-controlling interest in Cocona, Inc., a privately held entity that created and owns 37.5™ technology, a patented moisture management technology that utilizes body heat to evaporate moisture from apparel and equipment. Bauer Hockey launched at retail its base layer, team apparel and elite protective equipment incorporating 37.5™ technology in spring 2014. The use of 37.5™ technology is exclusive to PSG in hockey, baseball/softball (excluding MLB-licensed apparel), lacrosse and non-exclusive to the Company in soccer through 2020. The amount of the investment totaled $5.0 million. Contemporaneous with the investment, Cocona, Inc. and the Company executed a new license agreement that, among other things, removed the obligation for the Company and its affiliates to pay exclusivity fees (under the former license agreement these fees could potentially have exceeded over $5.0 million through 2020).

•
In October 2015, the Company entered into a definitive agreement to acquire certain exclusive and perpetual licensing rights in technology assets in the amount of $7.0 million from Q30 Sports, LLC, a privately held entity. Q30 Sports, LLC, and its parent company, Q30 Sports Science, LLC, have acquired and developed, and are currently testing, proprietary technology that has the potential to reduce indicators of mild traumatic brain injury (“mTBI”). The technology is the first of its kind to address mTBI internally by using the body’s existing physiology rather than through external protections, such as helmets. The technology is based on biologically-inspired discovery and is backed by leading medical experts. The Company and Q30 Sports, LLC, have initiated the process of bringing this promising technology to the marketplace with both the United States Food and Drug Administration (FDA) and Health Canada. The Company will pay $3.0 million in cash on October 15, 2015, and $4.0 million is payable in January 2016. Future licensing payments of up to $18.0 million are conditional upon the achievement of certain product development and sales milestones. In addition, the Company purchased a $1.0 million non-controlling interest of Q30 Sports Science, LLC, also a private company.

Factors Affecting our Performance

Seasonality

Each of our sports demonstrates substantial seasonality. The spring/summer season of baseball and softball is highly complementary to the fall/winter season of hockey, and our quarterly sources of revenue and profitability are more balanced throughout our fiscal year as a result. The more evenly distributed seasonality of the combined business provides more consistent working capital levels and allows us to improve our efficiency in our manufacturing, distribution and other efforts.

Generally, our highest sales volumes for Hockey occur during the first fiscal quarter, followed by the next highest sales volumes in the second fiscal quarter. Our lowest sales volumes for Hockey occur during the third fiscal quarter. In ice hockey, we have three sub-brands of products - VAPOR, SUPREME and NEXUS. In certain fiscal years, we launch new products under more than one sub-brand. Launch timing of our products add some variations between fiscal quarters each fiscal year.

In Baseball/Softball, our highest sales volumes for EASTON and COMBAT products occur in the third and fourth fiscal quarters of our fiscal year. In lacrosse, our highest sales volumes for MAVERIK and CASCADE products occur in the second and third fiscal quarters.

The shipment of INARIA soccer products occurs substantially in the first and fourth fiscal quarters of our fiscal year. We expect our team apparel revenues, including uniforms for ice hockey, roller hockey, lacrosse and other team sports, to align with the underlying sports’ selling seasons as we expand our team apparel offering.

Revenues

We generate revenues from the sale of performance sports equipment and related apparel and accessories. We offer various cooperative marketing incentive programs to assist our sales channels with the marketing and selling of our products. These costs are recorded as a reduction of revenues. Each sport business within PSG manages its own commercial organization and go-to-market strategy.

The current sales channels for our sports businesses include (i) retailers in North America and the Nordic countries, (ii) distributors throughout the rest of the world (principally, Western Europe, Eastern Europe, and Russia), (iii) direct sales to teams, and (iv) Own The Moment direct to consumer. Based on the regional mix, our revenues are generated in multiple currencies. For revenues, we are exposed to foreign currency exchange rate fluctuations of the U.S. dollar against the Canadian dollar, the euro, the Swedish krona, Norwegian krona and Danish krona.

The following table highlights revenues for the periods indicated:

	Three Months Ended		Period Over Period Growth Rate(1)
(millions of U.S. dollars, except for percentages)	August 31, 2015	August 31, 2014
Revenues:
Canada	$51.5	$61.2	(15.8)%
United States	87.0	86.0	1.2%
Rest of world	36.5	49.9	(26.9)%
Total Revenues	$175.0	$197.1	(11.2)%

(1)	Three-month period ended August 31, 2015 vs. the three-month period ended August 31, 2014.

Cost of Goods Sold

Our cost of goods sold is comprised primarily of (i) the cost of finished goods, materials and components purchased from our suppliers, manufacturing labour and overhead costs in our manufacturing facilities, (ii) supply chain-related costs, such as freight, duties, warehousing and other distribution costs, (iii) warranty costs and (iv) inventory provisions and write-offs. Our warranty costs result from a general warranty policy providing coverage against manufacturing defects. Warranties range from 30 days to one year from the date sold to the consumer, depending on the type of product. Our warranty costs are primarily driven by sales of composite ice hockey sticks and baseball/softball bats. Amortization associated with certain acquired intangible assets, such as purchased technology and customer relationships, is also included in cost of goods sold. We also include charges to cost of goods sold resulting from the fair market value adjustment to inventory associated with certain acquired inventories.

PSG’s cost of goods sold are exposed to transactional foreign currency risk in the following ways:

•
PSG’s subsidiaries purchase finished goods inventory directly from third party factories in U.S. dollars. These purchases generate a foreign currency exposure for those PSG subsidiaries with a functional currency other than the U.S. dollar, primarily PSG’s Hockey business outside of the U.S. which has a functional currency of primarily Canadian dollars, Swedish krona and euro. As a result, a stronger U.S. dollar increases the inventory cost incurred by the relevant PSG subsidiary whereas a weaker U.S. dollar decreases its cost. The Company uses foreign currency forward contracts to hedge a portion of our exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar. The resulting realized gain/loss on derivatives is an economic offset to the cost of goods sold.

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

Selling, General and Administrative Expenses

Our SG&A expenses consist primarily of costs relating to our sales and marketing activities, including salaries, commissions and related personnel costs, customer order management and support activities, advertising, trade shows, and other promotional activities. Our marketing expenses include promotional costs for launching new products, advertising, and athlete endorsement costs. Our administrative expenses consist of costs relating to information systems, legal and finance functions, professional fees, insurance, and other corporate expenses. We also include share-based payment expense, costs related to share offerings, and acquisition costs, including rebranding and integration costs, in SG&A expenses. We expect our SG&A expenses to increase as we make investments in the Easton Baseball/Softball business, continue to expand our Bauer Hockey retail business, and continue to invest in certain PSG platform functions.

Research and Development Expenses

R&D expenses consist primarily of salaries and related consulting expenses for technical personnel, contracts with leading research facilities, as well as materials and consumables used in product development. To date, no development costs have been capitalized. We incur most of our R&D expenses in Canada and are eligible to receive Scientific Research and Experimental Development investment tax credits for certain eligible expenditures which are recorded as a reduction to income tax expense. We currently expect our R&D expenses to grow as a result of investments in our Easton Baseball/Softball business, and as we focus on enhancing and expanding our product lines.

Interest Expense

Interest expense is derived from the financing activities of the Company and consists of interest expense on our term loan and revolving loan, and the amortization of deferred financing fees. As of August 31, 2015, the Credit Facilities (as defined herein) consist of a $450 million secured term loan credit agreement (the “New Term Loan” and, together with the “New ABL Facility”, collectively, the “Credit Facilities”), denominated in U.S. dollars of which $330.5 million was drawn, and a $200 million secured asset-based revolving credit facility (the “New ABL Facility”), denominated in both Canadian dollars and U.S. dollars of which $135.4 million was drawn, the availability of which is subject to meeting certain borrowing base requirements. Please see “Liquidity and Capital Resources - Indebtedness” for a more detailed discussion of the Credit Facilities.

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

Our foreign exchange risk management efforts are intended to lessen the effects of currency fluctuations on our consolidated results of operations, financial position, and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to PSG. We manage these exposures primarily through the use of foreign exchange forward contracts, which are recorded on the consolidated balance sheet at fair value (see Note 12 - Derivatives and Risk Management and Note 13 - Fair Value Measures in the accompanying Notes to Consolidated Financial Statements). Our hedging practices are designed to provide stability around the receipt of cash, and at least partially offset the impact of exchange rate changes on the underlying exposures being hedged. Where exposures are hedged, our program has the effect of reducing volatility in our financial results and at least delaying the impact of exchange rate movements on our consolidated financial statements when a currency’s direction is sustained over a longer period; the length of delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.

The Company primarily uses foreign currency forward contracts to hedge the effect of changes in currency exchange rates on its product costs (see the “Cost of Goods Sold” section above). The resulting realized gain/loss on derivatives is an economic offset to the cost of goods sold that are recorded in the Company’s gross profit. The Company has not elected hedge accounting; therefore, the changes in the fair value of these derivatives are recognized as unrealized gains and losses through profit or loss each reporting period. In the three-month periods ended August 31, 2015 and August 31, 2014, the Company settled Canadian dollar forward contracts for $36.0 million and $35.0 million U.S. dollars, respectively, at a weighted average exchange rate of 1.24 and 1.02, respectively. As of August 31, 2015, the amount of Canadian dollar forward contracts outstanding is $62.0 million U.S. dollars at a weighted average exchange rate of 1.26.

The Company’s reporting currency is the U.S. dollar. Many of our foreign subsidiaries operate in functional currencies other than the U.S. dollar, the most significant of which are in Canadian dollars, Swedish krona, and euro. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results, and cash flows of these subsidiaries into U.S. dollars for consolidated reporting. Balances on the consolidated balance sheets are converted at the month-end foreign exchange rates or at historical exchange rates, and all profit and loss transactions are recognized at monthly average rates. In the translation of our consolidated statements of income, a weaker U.S. dollar in relation to the Canadian dollar, Swedish krona, and euro benefits our consolidated revenues and earnings, whereas a stronger U.S. dollar reduces our consolidated revenues and earnings. Adjustments resulting from translating foreign functional currency balance sheets into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in equity. Re-measurement gains and losses generated by the effect of foreign exchange on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable entity are recorded in foreign exchange gain/loss in the period in which they occur. The Company does not currently hedge these translation or re-measurement exposures.

In this quarterly report on Form 10-Q, we provide the impact of foreign exchange on our various financial measures. These amounts reflect the impact of translating the current period results at the monthly foreign exchange rates of the prior year period, the effect of changes in the value of the Canadian dollar against the U.S. dollar on our cost of goods purchased for sale outside of the United States including the related realized gains/losses on derivatives described above, and the realized gains/losses generated from revaluing non-functional currency assets and liabilities. The reported foreign exchange impact does not include the impact of fluctuations in Asian currencies against the U.S. dollar and their related effect on our Asian-sourced finished goods. See the “Cost of Goods Sold” section above for a more detailed description of these foreign exchange impacts. Also see “Non-GAAP Financial Measures”.

The following table summarizes the change in the reported U.S. dollars versus constant currency U.S. dollars for the three-month period ended August 31, 2015:

	Three Months Ended
	August 31, 2015
(millions of U.S. dollars, except for per share amounts)	Reported	Constant Currency (2)	Impact of Foreign Exchange	% Change
Revenues	$175.0	$189.5	$(14.5)	(7.7)%
Gross Profit	$52.7	$66.5	$(13.8)	(20.8)%
Selling, general & administrative	$40.1	$41.5	$(1.4)	(3.4)%
Research & development	$6.3	$6.6	$(0.3)	(4.5)%
Adjusted Gross Profit (1)	$55.6	$69.6	$(14.0)	(20.1)%
Adjusted EBITDA (1)	$16.7	$31.4	$(14.7)	(46.8)%
Adjusted Net Income (1)	$6.0	$16.2	$(10.2)	(63.0)%
Adjusted EPS (1)	$0.13	$0.34	$(0.21)	(61.8)%
Adjusted Gross Profit %(1)	31.8%	36.7%	(4.9)%	—

(1)	Represents a non-GAAP measure. For the relevant definitions and reconciliations to reported results, see “Non-GAAP Financial Measures.”

(2)	Represents a non-GAAP measure. For the relevant definition, see “Non-GAAP Financial Measures”.

The following table summarizes the average of the monthly exchange rates used to translate profit or loss transactions for the periods indicated, as reported by the Wall Street Journal:

	Three Months Ended
	August 31, 2015	August 31, 2014	% Change
CAD / USD	1.241	1.083	(14.6)%
EUR / USD	0.901	0.733	(22.9)%
SEK / USD	8.389	6.675	(25.7)%

Income Taxes

The Company is subject to cash taxes in the United States, Canada and Europe for federal, state, and provincial income taxes, as applicable. The Company utilizes its tax loss carry forwards, tax credits and other tax assets, as available, to offset its taxable income.

Results of Operations

The following table summarizes our results of operations for the three months ended August 31, 2015 and August 31, 2014, and has been derived from our unaudited consolidated financial statements and related notes.

(millions of U.S. dollars, except for percentages and per share amounts)	Three Months Ended
	August 31, 2015	August 31, 2014
Revenues	$175.0	$197.1
Cost of goods sold	122.3	133.2
Gross profit	$52.7	$63.9
Operating expenses:
Selling, general & administrative	40.1	35.8
Research & development	6.3	6.1
Operating income (loss)	$6.3	$22.0
Interest expense, net	4.8	5.4
Derivative and foreign exchange (gain) loss	5.3	1.3
Other expense (income)	—	—
Income tax expense (benefit)	0.6	4.5
Net income (loss)	$(4.4)	$10.8

Basic earnings (loss) per share	$(0.10)	$0.26
Diluted earnings (loss) per share	$(0.10)	$0.24

Adjusted Gross Profit (1)	$55.6	$73.4
Adjusted EBITDA (1)	$16.7	$39.9
Adjusted Net Income (Loss) (1)	$6.0	$21.8
Adjusted EPS (1)	$0.13	$0.49

As a percentage of revenues:
Gross profit	30.1%	32.4%
Selling, general & administrative	22.9%	18.2%
Research & development	3.6%	3.1%
Adjusted Gross Profit (1)	31.8%	37.2%
Adjusted EBITDA (1)	9.5%	20.2%
(1)    Represents a non-GAAP measure. For the relevant definitions and reconciliations to reported results, see “Non-GAAP Financial Measures.”

Three months ended August 31, 2015 compared to three months ended August 31, 2014

Revenues

Currency neutral revenues in the three-month period ended August 31, 2015 decreased by $7.6 million, or 4.0%, to $189.5 million, driven by a Hockey revenue decline of $8.6 million, or 5.3%, which was related to international market conditions and variations in product launch cycles. Baseball/Softball revenues were flat compared to the prior year, and revenue from the Other Sports grew by $1.0 million, or 25.0%. Currency neutral revenues in North America declined by 0.8% and declined by 13.0% in the rest of the world.

Including the impact of foreign exchange, revenues decreased by $22.1 million, or 11.2%, to $175.0 million. Overall revenues in North America decreased by 6.0%, and decreased by 26.9% in the rest of the world. The translation impact of foreign exchange in the three-month period ended August 31, 2015 reduced our reported revenues by $14.5 million compared to the prior year.

For further detail on our revenues, please refer to the “Segment Results” section.

Cost of goods sold

Cost of goods sold in the three-month period ended August 31, 2015 decreased by $10.9 million, or 8.1%, to $122.3 million driven by the decrease in cost of goods sold as a result of lower revenues and lower non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the acquisition of Easton Baseball/Softball (the “Easton Baseball/Softball Acquisition”) of $6.2 million in the three-month period ended August 31, 2014. Cost of goods sold in the three-month period ended August 31, 2015 decreased by $10.2 million excluding the impact of foreign exchange.

Gross Profit

Currency neutral gross profit in the three-month period ended August 31, 2015 increased by $2.6 million, or 3.9%, to $66.5 million driven by lower non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition which were partially offset by lower revenues. As a percentage of revenues, currency neutral gross profit increased to 35.1% for the three-month period ended August 31, 2015 from 32.4% in the three-month period ended August 31, 2014.

Including the impact of foreign exchange, gross profit in the three-month period ended August 31, 2015 decreased by $11.2 million, or 17.6%, to $52.7 million driven by an unfavorable impact from foreign exchange which was partially offset by the factors mentioned above. As a percentage of revenues, gross profit decreased to 30.1% for the three-month period ended August 31, 2015 from 32.4% in the three-month period ended August 31, 2014. The impact of foreign exchange in the three-month period ended August 31, 2015 decreased gross profit by $13.8 million compared to the prior year. See “Factors Affecting our Performance - Cost of Goods Sold” and “Liquidity and Capital Resources” for more detail on our product costs.

Adjusted Gross Profit

Currency neutral Adjusted Gross Profit (removing purchase accounting related amortization and non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition) in the three-month period ended August 31, 2015 decreased by $3.8 million, or 5.2%, to $69.6 million. Currency neutral Adjusted Gross Profit as a percentage of revenues decreased to 36.7% for the three-month period ended August 31, 2015 from 37.2% for the three-month period ended August 31, 2014 driven by higher freight and distribution costs and the impact of product mix in Easton Baseball/Softball. Including the impact of foreign exchange, Adjusted Gross Profit in the three-month period ended August 31, 2015 decreased by $17.8 million, or 24.3%, to $55.6 million. Adjusted Gross Profit as a percentage of revenues decreased to 31.8% for the three-month period ended August 31, 2015 from 37.2% for the three-month period ended August 31, 2014 driven primarily by an unfavorable impact from foreign exchange. Please see the Adjusted Gross Profit table for the reconciliation of gross profit to Adjusted Gross Profit in the “Non-GAAP Financial Measures” section.

Selling, General and Administrative Expenses

SG&A expenses in the three-month period ended August 31, 2015 increased by $4.3 million, or 12.1%, to $40.1 million, due to start-up costs related to the Own The Moment retail store initiative, higher legal, audit, and other PSG corporate costs, due in part to regulatory compliance costs associated with the Company’s transition to a U.S. domestic issuer, and investments in PSG and Easton Baseball/Softball IT infrastructure. Excluding the impact of acquisition-related costs, costs related to share offerings and share-based payment expense, our SG&A expenses increased by $3.3 million, or 10.5%, to $34.8 million driven by the factors mentioned above less the Own the Moment retail store initiative.

As a percentage of revenues, our SG&A expenses (including acquisition-related charges and share-based payment expense) increased to 22.9% for the three-month period ended August 31, 2015 from 18.2% of revenues for the three-month period ended August 31, 2014. Excluding acquisition-related charges and share-based payment expense, SG&A expenses as a percentage of revenue increased to 19.9% for the three-month period ended August 31, 2015 from 16.0% of revenues for the three-month period ended August 31, 2014. The translation impact of foreign exchange for the three-month period ended August 31, 2015 decreased our reported SG&A expenses by $1.4 million compared to prior year.

Research and Development Expenses

R&D expenses in the three-month period ended August 31, 2015 increased by $0.1 million, or 1.8%, to $6.3 million. As a percentage of revenues, our R&D expenses increased to 3.6% for the three-month period ended August 31, 2015 from 3.1% for the three-month period ended August 31, 2014 as a result of lower Hockey sales. The translation impact of foreign exchange for the three-month period ended August 31, 2015 reduced our reported R&D expenses by $0.3 million compared to prior year.

Adjusted EBITDA

Currency neutral Adjusted EBITDA in the three-month period ended August 31, 2015 decreased by $8.5 million, or 21.3%, to $31.4 million from $39.9 million due to lower Hockey revenues, a decline in Easton Baseball/Softball Adjusted Gross Profit related to product mix and higher freight and distribution costs, as well as higher PSG corporate costs due in part to regulatory compliance costs associated with the Company’s transition to a U.S. domestic issuer, and investments in PSG and Easton Baseball/Softball IT infrastructure. As a percentage of revenues, currency neutral Adjusted EBITDA decreased to 16.6% for the three-month period ended August 31, 2015 from 20.2% for the three-month period ended August 31, 2014. Including the impact of foreign exchange, Adjusted EBITDA in the three-month period ended August 31, 2015 decreased by $23.2 million, or 58.1%, to $16.7 million from $39.9 million, driven by the above factors and an unfavorable impact from foreign exchange of $14.7 million. As a percentage of revenues, Adjusted EBITDA decreased to 9.5% for the three-month period ended August 31, 2015 from 20.2% for the three-month period ended August 31, 2014. Please see the Adjusted EBITDA table for the reconciliation of net income to Adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Interest Expense, net

Interest expense in the three-month period ended August 31, 2015 decreased by $0.6 million, or 10.7%, to $4.8 million from $5.4 million driven by lower debt as a result of the U.S. IPO in June 2014. The Company used the net proceeds of the U.S. IPO and repaid approximately $119.5 million under the New Term Loan Facility.

Derivative and Foreign Exchange Gains/Losses

Realized gain on derivatives decreased by $2.3 million, or greater than 100%, to a loss of $0.2 million from a gain of $2.2 million, driven by the continued devaluation of the Canadian dollar relative to the hedge rates in effect on the Company’s forward contracts.

Unrealized loss on derivatives increased by $3.5 million, or greater than 100%, to a gain of $2.0 million from a loss of $1.5 million. The Company has not elected hedge accounting and therefore the changes in the fair value of derivative contracts are recognized through profit or loss each reporting period.

Foreign exchange loss increased by $5.1 million, to a loss of $7.1 million from a loss of $2.0 million. The foreign exchange gain/loss represents the realized and unrealized gains/losses generated from revaluing non-functional currency assets and liabilities to their respective functional currency. The realized foreign exchange loss decreased $0.4 million to a loss of $0.1 million, from a loss of $0.5 million.

See “Factors Affecting Our Performance - Impact of Foreign Exchange and Hedging Practices”.

Income Taxes

Income tax expense for the three-month period ended August 31, 2015 decreased by $3.9 million to $0.6 million from $4.5 million in the three-month period ended August 31, 2014. The Company’s effective tax rate was (16.5%), compared to 29.5% for the same period in the prior year. The Company recorded income tax expense despite having a loss before income taxes due to unrealized capital losses for which no tax benefit could be recognized, resulting in the negative effective tax rate for the three-month period ended August 31, 2015.

Net Income (Loss)

Net income (loss) in the three-month period ended August 31, 2015 decreased by $15.1 million, or greater than 100%, to a net loss of $4.4 million from net income of $10.8 million in the three-month period ended August 31, 2014 driven by the operating results described above in the Adjusted EBITDA section, start-up costs related to the Own The Moment retail store initiative, and lower purchase accounting related amortization and non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition. The impact of foreign exchange for the three-month period ended August 31, 2015 decreased our net income by $13.6 million compared to the prior year.

Adjusted Net Income

Currency neutral Adjusted Net Income in the three-month period ended August 31, 2015, decreased by $5.6 million, or 25.7%, to $16.2 million from $21.8 million in the three-month period ended August 31, 2014 driven by the operating results reflected in the Adjusted EBITDA section which were partially offset by lower taxes.

Including the impact of foreign exchange, Adjusted Net Income in the three-month period ended August 31, 2015, decreased by $15.8 million, or 72.5%, to $6.0 million from $21.8 million in the three-month period ended August 31, 2014 driven by the factors described above and an unfavorable impact from foreign exchange of $10.2 million. Adjusted Net Income/Loss removes unrealized foreign exchange gains/losses, acquisition-related charges, share-based payment expense, and other one-time or non-cash expenses. Please see the Adjusted Net Income/Loss table in the “Non-GAAP Financial Measures” section for the reconciliation of net income (loss) to Adjusted Net Income/Loss and Adjusted EPS.

Segment Results

The Company has two reportable operating segments: (i) Hockey and (ii) Baseball/Softball. The remaining operating segments do not meet the criteria for a reportable segment and are included in Other Sports. The Hockey segment includes the BAUER and MISSION brands. The Baseball/Softball segment includes the EASTON and COMBAT brands. Other Sports includes the lacrosse and soccer operating segments, which includes the MAVERIK, CASCADE, and INARIA brands. The Hockey segment sales channels include: (i) direct sales to retailers in North America and the Nordic countries, (ii) distributors throughout the rest of the world (principally, Western Europe, Eastern Europe, and Russia), (iii) direct sales to teams, and (iv) sales from our Own The Moment retail stores. The Baseball/Softball segment sales channels primarily consist of retailers and distributors in North America. The Other Sports segment sales channels primarily include retailers and distributors in North America and direct sales to teams and sports associations.

These operating segments were determined based on the management structure and the financial information, among other factors, reviewed by the Chief Operating Decision Maker (“CODM”) to assess segment performance. The decisions concerning assessing the performance of segments and allocation of resources to the segments are based on segment revenues and segment EBITDA.

Segmented operating results and other financial information for the three-month periods ended August 31, 2015 and August 31, 2014 are presented in the following table:

(millions of U.S. dollars, except for percentages)	Three Months Ended		% Change	% Change (Constant $)
	August 31, 2015	August 31, 2014
			(1)	(2)
Revenues:
Hockey	$137.5	$160.4	(14.3)%	(5.3)%
Baseball/Softball	32.1	32.3	(0.7)%	(0.3)%
Other Sports	5.4	4.4	23.2%	25.0%

Total Revenues	$175.0	$197.1	(11.2)%	(3.9)%

Segment EBITDA (3)(4)
Hockey	$19.2	$39.0	(50.7)%	(11.6)%
Baseball/Softball	1.2	3.7	(68.0)%	(69.6)%
Other Sports	(1.0)	(1.4)	28.7%	21.4%

Total Segment EBITDA (3) (4)	$19.4	$41.3	(53.0)%	(16.5)%

(1)	Three-month period ended August 31, 2015 vs. the three-month period ended August 31, 2014.

(2)
Represents the change in the constant currency U.S. dollars for the three-month period ended August 31, 2015 vs. the reported three-month period ended August 31, 2014. Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of foreign currency exchange fluctuations.

(3)
Represents a non-GAAP financial measure. For the relevant definitions and reconciliations to reported results, see “Non-GAAP Financial Measures” and Note 11 - Segment Information in the accompanying Notes to Consolidated Financial Statements.

(4)
Certain PSG functional platform costs are directly allocated to each operating segment based on usage or other relevant operational metrics. PSG’s functional platform costs consist of expenses incurred by centrally managed functions, including global information systems, finance and legal, distribution and logistics, sourcing and manufacturing, and other miscellaneous costs.

Three months ended August 31, 2015 compared to three months ended August 31, 2014

Hockey

Currency neutral Hockey revenues decreased by $8.6 million, or 5.3%, driven by lower sales in virtually all ice hockey equipment categories as a result of the timing of product launches compared to the prior year, a 32.8% decline in performance apparel related to the prior year launch of 37.5™ apparel, and lower sales to our Russian distributor. Currency neutral Hockey revenues declined by 2.0% in North America, and 13.0% in the rest of the world. Including the impact of foreign exchange, reported Hockey revenues in the three-month period ended August 31, 2015 decreased by $22.9 million, or 14.3%. Given the timing of product launches for our Back-to-Hockey season, which includes our fiscal fourth quarter and fiscal first quarter, currency neutral Hockey revenues increased by 2.2% driven by growth in virtually every Hockey category.

Currency neutral Hockey segment EBITDA decreased by $4.5 million, or 11.6% as a result of lower volumes and higher freight and distribution costs. Including the impact of foreign exchange, reported Hockey segment EBITDA in the three-month period ended August 31, 2015 decreased by $19.8 million, or 50.7%, to $19.2 million driven by the significant impact of foreign exchange as well as the impacts described above.

Baseball/Softball

Baseball/Softball revenue in the three-month period ended August 31, 2015 decreased by $0.2 million, or 0.7%, to $32.1 million due to a 3.1% decline in Easton Baseball/Softball sales resulting from the prior year launch of two families of bats compared to only one new family in the current year, partially offset by a 79.0% increase in Combat revenues driven by the launch of the new Maxum line of bats.

Baseball/Softball segment EBITDA in the three-month period ended August 31, 2015 decreased by $2.5 million, or 68.0%, to $1.2 million as a result of lower gross margins due to the impact of product mix and higher freight and distribution costs, as well as SG&A investments in Easton Baseball/Softball sales and marketing and IT infrastructure.

Other Sports

Revenues in our Other Sports segment in the three-month period ended August 31, 2015 increased by $1.0 million, or 23.2%, to $5.4 million due to 23.7% growth in lacrosse sales which was driven by continued strong growth in the Maverik line of heads and shafts, including the launch of the new Maverik CENTRIK head. Inaria soccer uniform sales also increased by 21.8% over the prior year.

Other Sports segment EBITDA in the three-month period ended August 31, 2015 increased by $0.4 million, or 28.7%, driven by the impact of higher sales.

For operating segments data, please refer to Note 11 of the Notes to Consolidated Financial Statements.

Non-GAAP Financial Measures

This quarterly report on Form 10-Q makes reference to certain non-GAAP measures. These non-GAAP measures are not recognized measures under U.S. GAAP and do not have a standardized meaning prescribed by U.S. GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest U.S. GAAP measure. These measures are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those U.S. GAAP measures by providing further understanding of the Company’s results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analyses of the Company’s financial information reported under U.S. GAAP. We use non-GAAP measures, such as Adjusted Net Income/Loss, Adjusted EPS, Adjusted EBITDA, Segment EBITDA and Adjusted Gross Profit, to provide investors with a supplemental measure of our operating performance and thus highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. We also believe that securities analysts, investors and other interested parties frequently use non-GAAP measures in the evaluation of issuers. We also use non-GAAP measures in order to facilitate operating performance comparisons from period to period, prepare annual operating budgets, and to assess our ability to meet our future debt service, capital expenditure, and working capital requirements.

Constant Currency

The Company also presents certain information related to our current period results of operations in “constant currency”, which is a non-GAAP financial measure and should be viewed as a supplement to our results of operations and presentation of reportable segments under U.S. GAAP. These amounts reflect the impact of translating the current period results at the monthly foreign exchange rates of the prior year period, the effect of changes in the value of the Canadian dollar against the U.S. dollar on our cost of goods purchased for sale outside of the United States including the related realized gains/losses on derivatives, and the realized gains/losses generated from revaluing non-functional currency assets and liabilities. The reported foreign exchange impact does not include the impact of fluctuations in Asian currencies against the U.S. dollar and their related effect on our Asian-sourced finished goods. Constant currency is used to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations. We also use the terms “currency neutral” or “excluding the impact of foreign currency” to describe the constant currency impact. See “Factors Affecting Our Performance - Impact of Foreign Exchange and Hedging Practices” and “Results of Operations - Segment Results”.

Segment EBITDA

The profitability of the Company’s operating segments is evaluated using EBITDA adjusted for items excluded by the CODM. Certain PSG functional platform costs are directly allocated to each operating segment based on usage or other relevant operational metrics. PSG’s functional platform costs consist of expenses incurred by centrally-managed functions, including global information systems, finance and legal, distribution and logistics, sourcing and manufacturing, and other miscellaneous costs. PSG corporate expenses, currency related gains (losses), acquisition related expenses and other costs are not controlled by the management at each operating segment and therefore are excluded from segment EBITDA. PSG corporate expenses consist of executive compensation and administration costs, public company costs, certain tax credits and other miscellaneous costs. See Note 11 - Segment Information in the accompanying Notes to Consolidated Financial Statements.

The relevant definition and reconciliation of each of Adjusted Gross Profit, Adjusted EBITDA, Adjusted Net Income/Loss, and Adjusted EPS used and presented by the Company to the most directly comparable U.S. GAAP measures follows below.

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

The table below provides the reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended
(millions of U.S. dollars)	August 31, 2015	August 31, 2014
Gross profit	$52.7	$63.9
Amortization & depreciation of intangible assets (1)	2.9	3.3
Inventory step-up/step-down & reserves (2)	—	6.2
Adjusted Gross Profit	$55.6	$73.4

(1)
Upon completion of the purchase of the Bauer Hockey business from Nike, Inc. in 2008, the Maverik acquisition in 2010, the Cascade acquisition in June 2012, the Inaria acquisition in October 2012, the Combat acquisition in May 2013, and the Easton Baseball/Softball Acquisition in April 2014, the Company capitalized acquired intangible assets at fair market value. These intangible assets, in addition to other intangible assets subsequently acquired, are amortized over their useful life and we recognize the amortization as a non-cash cost of goods sold.

(2)
Upon completion of the Easton Baseball/Softball acquisition, the Company adjusted Easton Baseball/Softball’s inventories to fair market value. Included in the three-month period ended August 31, 2014 are charges to cost of goods sold resulting from the fair market value adjustment to inventory.

See “Factors Affecting our Performance - Impact of Foreign Exchange and Hedging Practices” for Adjusted Gross Profit in constant currency.

Adjusted EBITDA

Adjusted EBITDA is defined as net income adjusted for income tax expense, depreciation and amortization, losses related to amendments to the credit facilities, gain or loss on disposal of fixed assets, net interest expense, deferred financing fees, unrealized gains/losses on derivative instruments, and realized and unrealized gains/losses related to foreign exchange revaluation, and before restructuring and other one-time or non-cash charges associated with acquisitions, other one time or non-cash items, costs related to share offerings, as well as share-based payment expenses. We use Adjusted EBITDA as the key metric in assessing our business performance when we compare results to budgets, forecasts and prior years. Management believes Adjusted EBITDA is an important measure of operating performance and cash flow, and provides useful information to investors because it highlights trends in the business that may not otherwise be apparent when relying solely on U.S. GAAP measures, and eliminates items that have less bearing on operating performance and cash flow. It is an alternative to measure business performance to net income and operating income, and management believes Adjusted EBITDA is a better measure of cash flow generation than, for example, cash flow from operations, particularly because it removes cash flow fluctuations caused by extraordinary changes in working capital. Adjusted EBITDA is used by management in the assessment of business performance and used by our Board of Directors as well as our lenders in assessing management’s performance. It is also the key metric in determining payments under incentive compensation plans.

The table below provides the reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended
(millions of U.S. dollars)	August 31, 2015	August 31, 2014
Net income (loss)	$(4.4)	$10.8
Income tax expense (benefit)	0.6	4.5
Depreciation & amortization	5.3	5.2
Interest expense, net	4.2	4.7
Deferred financing fees	0.6	0.7
Unrealized (gain)/loss on derivative instruments, net (1)	(2.0)	1.5
Foreign exchange (gain)/loss (1)	7.1	2.0
EBITDA	$11.4	$29.4
Acquisition Related Charges:
Inventory step-up/step-down & reserves (2)	—	6.2
Rebranding/integration costs (3)	3.0	2.4
Acquisition costs (4)	1.6	0.2
Subtotal	$4.6	$8.8
Share-based payment expense	0.7	1.7
Adjusted EBITDA	$16.7	$39.9

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

(2)
Upon completion of the Easton Baseball/Softball Acquisition, the Company adjusted Easton Baseball/Softball’s inventories to fair market value. Included in the three-month period August 31, 2014 are charges to cost of goods sold resulting from the fair market value adjustment to inventory.

(3)
The rebranding/integration costs for the three-month period ended August 31, 2015 are associated with the integration of the Easton Baseball/Softball Acquisition, costs related to the Company’s transition to a U.S. domestic issuer, and costs related to the Company’s profitability improvement initiative. The rebranding/integration costs for the three-month period ended August 31, 2014 are associated with the integration of the Inaria, Combat and Easton Baseball/Softball acquisitions.

(4)
Acquisition-related transaction costs include legal, audit, and other consulting costs. The three-month period ended August 31, 2015 include start-up costs related to the Own The Moment Hockey Experience retail store. The three-month period ended August 31, 2014 include costs related to the Combat acquisition and the Easton Baseball/Softball Acquisition. Both periods presented include costs related to reviewing corporate opportunities.

See “Factors Affecting our Performance - Impact of Foreign Exchange and Hedging Practices” for Adjusted EBITDA in constant currency.

Adjusted Net Income/Loss and Adjusted EPS

Adjusted Net Income/Loss is defined as net income adjusted for all unrealized gains/losses related to derivative instruments and unrealized gains/losses related to foreign exchange revaluation, non-cash or incremental charges associated with acquisitions, amortization of acquisition-related intangible assets for acquisitions since the IPO in Canada in March 2011, costs related to share offerings, share-based payment expense and other non-cash or one-time items. Adjusted EPS is defined as Adjusted Net Income/Loss divided by the weighted average diluted shares outstanding. We use Adjusted Net Income/Loss and Adjusted EPS as key metrics for assessing our operational business performance and to assist with the planning and forecasting for the future operating results of the underlying business of the Company. We believe Adjusted Net Income/Loss and Adjusted EPS are useful information to investors because they highlight trends in the business that may not otherwise be apparent when relying solely on U.S. GAAP measures.

The table below provides the reconciliation of net income (loss) to Adjusted Net Income/Loss and to Adjusted EPS:

	Three Months Ended
(millions of U.S. dollars, except share and per share amounts)	August 31, 2015	August 31, 2014
Net income (loss)	$(4.4)	$10.8
Foreign exchange loss / (gain) (1)	5.1	3.0
Acquisition-related charges (2)	7.3	11.8
Share-based payment expense	0.7	1.7
Tax impact on above items	(2.7)	(5.5)
Adjusted Net Income (Loss)	$6.0	$21.8
Average diluted shares outstanding	47,310,944	44,274,614
Adjusted EPS	$0.13	$0.49

(1)
The foreign exchange loss/gain represents the unrealized gain/loss on derivatives and the unrealized portion of the foreign exchange gain/loss from the Adjusted EBITDA table. The unrealized portion of the foreign exchange gain/loss in the three-month periods ended August 31, 2015 and August 31, 2014 was a loss of $7.2 million and a loss of $1.5 million, respectively.

(2)
Acquisition-related charges include rebranding/integration costs, and legal, audit, and other consulting costs associated with acquisition transactions. The three-month period ended August 31, 2015 include start-up costs related to the Own The Moment Hockey Experience retail store, the Easton Baseball/Softball Acquisition, and costs related to the the Company’s transition to a U.S. domestic issuer. The three-month period ended August 31, 2014 include costs related to the Combat acquisition and the Easton Baseball/Softball Acquisition. Both periods presented include costs related to reviewing corporate opportunities. The charges also include amortization of intangible assets in the three-month periods ended August 31, 2015 and August 31, 2014 of $2.7 million and $3.0 million, respectively. Also included are charges to cost of goods sold resulting from the fair market value adjustment to inventory in the three-month period ended August 31, 2014 of $6.2 million.

See “Factors Affecting our Performance - Impact of Foreign Exchange and Hedging Practices” for Adjusted Net Income (Loss) and Adjusted EPS in constant currency.

Liquidity and Capital Resources

Cash Flows

The primary sources of the Company’s cash are net cash flows from operating activities and funds available under its New ABL Facility (as defined in the Company’s Annual Report on Form 10-K). We believe that ongoing operations and associated cash flows, in addition to our cash resources and New ABL Facility, provide sufficient liquidity to support our business operations for at least the next 12 months. Furthermore, as of August 31, 2015, the Company held cash of $8.0 million, our working capital was $374.5 million, and we had availability of $63.2 million under the New ABL Facility, which provides further flexibility to meet any unanticipated cash requirements due to changes in working capital commitments or liquidity risks associated with financial instruments. Such changes may arise from, among other things, the seasonality of our business (see “Factors Affecting our Performance - Seasonality” and “Liquidity and Capital Resources”), the failure of one or more customers to pay their obligations (see Item 3, “Quantitative and Qualitative Disclosures About Market Risk”) or from losses incurred on derivative instruments, such as foreign currency forwards and interest rate contracts (see “Factors Affecting our Performance - Interest Expense”).

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities:

	Three Months Ended
(millions of U.S. dollars)	August 31, 2015	August 31, 2014
Net cash flows from (used in) operating activities	$(33.7)	$(13.0)
Net cash flows from (used in) investing activities	(4.8)	(1.2)
Net cash flows from (used in) financing activities	43.7	13.2
Effect of exchange rate changes on cash	(0.1)	—
(Decrease) / increase in cash	5.1	(1.0)
Beginning cash	2.9	6.9
Ending cash	$8.0	$5.9

Net Cash From (Used In) Operating Activities

Our largest source of operating cash flows is cash collections from the sale of inventory. Our primary cash outflows from operating activities are inventory purchases, personnel-related expenses, occupancy costs, payment of interest and payment of taxes. Net cash used in operating activities for the three-month period ended August 31, 2015 was $33.7 million, an increase of $20.7 million, compared to net cash used in operating activities of $13.0 million for the three-month period ended August 31, 2014, primarily driven by the following:

•
$33.0 million lower source of cash due to a receivable collected from BRG Sports, Inc. (formerly Easton-Bell Sports, Inc.) in the three-month period ended August 31, 2014 which consisted of cash receipts from customers collected by BRG Sports, Inc. during the period April 15, 2014 through May 31, 2014 that were owed to the Company as of May 31, 2014;

•	$14.1 million lower source of cash from accounts payable related to the timing of payments for inventory purchases;

•	$19.1 million higher use of cash as a result of lower cash earnings; partially offset by

•	$33.9 million higher source of cash from accounts receivable due to an increase in payments received for receivables;

•	$7.5 million lower use of cash from accrued liabilities related to the timing of settlement for the liabilities; and

•	$4.1 million lower use of cash from prepaid expenses and other assets, due to the timing of payments.

Net Cash From (Used In) Investing Activities

Our cash outflows used in investing activities are primarily for acquisitions and the purchase of property, plant and equipment and intangible assets. Net cash used in investing activities for the three-month period ended August 31, 2015 was $4.8 million, an increase of $3.6 million, compared to net cash used of $1.2 million for the three-month period ended August 31, 2014, primarily due to the following:

•	$2.8 million of higher cash outflow related to the purchase of property, plant and equipment.

Net Cash From (Used In) Financing Activities

Our cash flows from financing activities consist primarily of proceeds from and repayment of debt, proceeds from the issuance of common shares and share issuances under stock option plans. Net cash from financing activities for the three-month period ended August 31, 2015 was $43.7 million, an increase of $30.5 million, compared to net cash from financing activities of $13.2 million for the three-month period ended August 31, 2014, primarily due to the following:

•	$27.9 million increase in net cash inflow related to the net movement in revolving debt;

•	$119.6 million increase in net cash inflow related to repayment of debt in the three-month period ended August 31, 2014; partially offset by

•	$117.2 million decrease in net cash inflow related to the net proceeds of the U.S. Initial Public Offering (“U.S. IPO”) in the three-month period ended August 31, 2014.

Indebtedness

Credit Facilities

At April 15, 2014, the Company entered into the New Term Loan Facility and the Company and certain of its subsidiaries entered into the New ABL Facility. The New Term Loan Facility and the New ABL Facility (referred to herein together as the “Credit Facilities”) replaced the Company’s existing credit facilities. The New Term Loan Facility is an amortizing term credit facility in the principal amount of $450 million U.S. dollars and matures on April 15, 2021. The New ABL Facility is a revolving, non-amortizing asset-based credit facility in an amount equal to the lesser of $200 million U.S. dollars (or the Canadian dollar equivalent thereof) and the Borrowing Base (as defined herein). The New ABL Facility matures on April 15, 2019.

The borrowing base (the “Borrowing Base”) equals the sum of the Canadian Borrowing Base (as defined herein) and the U.S. Borrowing Base (as defined herein). The “Canadian Borrowing Base” means, subject to customary reserves and eligibility criteria, the sum of: (a) 85% of the Canadian ABL Borrowers’ eligible accounts receivable; plus (b) the lesser of 70% of the cost (valued on a first in, first out basis) of the Canadian ABL Borrowers' eligible inventory, or 85% of the appraised net orderly liquidation value of the Canadian ABL Borrowers’ eligible inventory. The “U.S. Borrowing Base” means, subject to customary reserves and eligibility criteria, the sum of: (a) 85% of the U.S. ABL Borrowers’ eligible accounts receivable; plus (b) the lesser of 70% of the cost (valued on a first in, first out basis) of the U.S. ABL Borrowers’ eligible inventory, or 85% of the appraised net orderly liquidation value of the U.S. ABL Borrowers' eligible inventory.

As of August 31, 2015, $330.5 million was drawn under the New Term Loan Facility and $135.4 million was drawn under the New ABL Facility. Following completion of the U.S. IPO on June 25, 2014, the Company used the net proceeds of the U.S. IPO and repaid approximately $119.5 million under the New Term Loan Facility. The repayment was first applied against the outstanding amortization payments and as such no further amortization payments are due for the life of the facility.

The interest rate on the Credit Facilities for the three-month period ended August 31, 2015 ranged from 1.93% to 4.00%. As of August 31, 2015, there are four letters of credit totaling $1.4 million outstanding under the New ABL Facility.

Leverage Ratio

The Credit Facilities define Leverage Ratio as Net Indebtedness divided by EBITDA, as described in this paragraph, for the most recent four fiscal quarter period for which financials have been delivered. Net Indebtedness includes such items as the Company’s term loan, capital lease obligations, subordinated indebtedness, and average revolving loans for the last 12 months as of the reporting date, less the average amount of cash for the last 12 months as of the reporting date. EBITDA is defined in the Credit Facilities as consolidated net income/(loss) for the applicable period; plus, among other things, interest expense, provision for taxes, depreciation and amortization expense, share-based payment expense, certain fees, costs, and expenses incurred in connection with corporate transactions, certain restructuring charges or reserves and business optimization expenses and the pro forma amount of certain projected savings, improvements and synergies projected to be realized by the Borrower from certain transactions and operational changes, in each case incurred within the applicable period. The amount of restructuring charges or reserves and business optimization expenses together with the pro forma amount of certain projected savings, improvements and synergies costs added back to EBITDA shall not exceed an amount equal to 15% of EBITDA for the applicable four fiscal quarter period.

The following table depicts the Company’s Leverage Ratio:

	As of	As of	As of	As of	As of	As of
	August 31,	May 31,	February 28,	November 30,	August 31,	May 31,
	2015 (1) (2)	2015	2015	2014	2014	2014
Leverage Ratio	5.73	4.29	3.87	3.62	3.61	4.78
(1) Using the definition of EBITDA per the Credit Facilities, as described above, the Leverage Ratio was 6.23.
(2) Excluding the impact of foreign exchange on the Company’s trailing twelve month EBITDA, the Leverage Ratio was 4.11.

Off-Balance Sheet Arrangements

We enter into agreements with our manufacturing partners on tooling requirements for our manufactured products. These agreements form an important part of the Company’s supply chain strategy and cash flow management. The following table summarizes our vendor tooling commitments as of August 31, 2015 and Fiscal 2016:

(millions of U.S. dollars)
Vendor	Tooling acquisition value	Cost paid	Owed amounts as of August 31, 2015	Open purchase orders amortization value	Outstanding liability Fiscal 2016
Supplier A	$7.0	$5.6	$1.4	$0.1	$1.3
Supplier B	6.5	5.6	0.9	0.2	0.7
Supplier C	1.5	0.7	0.8	0.1	0.7
Supplier D	0.6	0.6	—	—	—
Supplier E	0.6	0.4	0.2	—	0.2
Supplier F	0.3	0.2	0.1	—	0.1
Supplier G	0.1	0.1	—	—	—
Supplier H	0.1	0.1	—	—	—
Total	$16.7	$13.3	$3.4	$0.4	$3.0

Capital Expenditures

In the three-month period ended August 31, 2015 and the three-month period ended August 31, 2014, we incurred capital expenditures of $4.8 million and $2.0 million, respectively. As a percentage of revenues, our capital expenditures for the trailing twelve-months ended August 31, 2015 were 3.2% of revenues, compared to 1.3% of revenues for the trailing twelve-months ended August 31, 2014. The capital investments were incurred for information systems to assist in streamlining our growing organization, investments related to the Own The Moment Hockey Experience retail stores, tooling, R&D and investments in retail marketing assets. The year-over-year increase is driven by higher investments in information systems, leasehold improvements related to the Blainville, Quebec research, design and development facility, investments related to the Own The Moment Hockey Experience retail stores and the addition of Easton Baseball/Softball, as compared to the prior year. Our ordinary course of operations requires minimal capital expenditures for equipment, given that we manufacture most of our products through our manufacturing partners. Going forward, to support our growth and key business initiatives, we currently anticipate moderately higher levels of capital expenditures and investment.

Contractual Obligations

The following table summarizes our contractual obligations as of August 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(millions of U.S. dollars)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations (1)	$25.9	$5.3	$5.6	$4.0	$11.0
Financing and capital lease obligations (1)	21.0	1.7	3.4	3.4	12.5
Endorsement contracts (2)	13.9	7.0	5.4	0.8	0.7
Long-term borrowings: (3)
New ABL Facility	135.4	135.4	—	—	—
New Term Loan Facility due 2021	330.5	—	—	—	330.5
Interest payment obligations	75.4	13.4	26.8	26.8	8.4
Inventory purchases (4)	68.1	68.1	—	—	—
Non-inventory purchases (5)	14.8	9.2	1.8	2.7	1.1
Total	$685.0	$240.1	$43.0	$37.7	$364.2

(1)
Future operating lease obligations are not recognized in our unaudited consolidated balance sheets. The operating lease obligations for buildings and equipment expire at various dates through the fiscal year ended May 31, 2026. The financing and capital lease obligations for buildings expire at various dates through the fiscal year ended May 31, 2030. Certain of the operating and capital leases contain renewal clauses for the extension of the lease for one or more renewal periods.

(2)
The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees the Company is obligated to pay athletes, sports teams, and other endorsers of the Company’s products. Actual payments under some contracts may be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon certain achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if certain performance criteria are not met. In addition to the cash payments, the Company is obligated to furnish the endorsers with products for their use. It is not possible to determine how much the Company will spend on this product on an annual basis as the contracts do not stipulate a specific amount of cash to be spent on the product. The amount of product provided to the endorsers will depend on many factors including general playing conditions, the number of sporting events in which they participate, and the Company’s decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source, and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.

(3)
The New ABL Facility and the New Term Loan Facility due 2021 amounts represent principal payments on outstanding debt. The interest payment obligations represent interest payments on the term loan due 2021. Estimates of interest payments are based on outstanding principal amounts, currently effective interest rates as of August 31, 2015, and the term of the debt obligation. The interest payment obligations exclude expected interest payments on our revolving loan, which can fluctuate based on the amount of outstanding borrowings in any given period. For more information, please refer to the “Indebtedness” section.

(4)
Inventory purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods that are not recognized in our unaudited consolidated balance sheets.

(5)
Non-inventory purchase obligations include other binding commitments for the expenditure of funds that are not recognized in our unaudited consolidated balance sheets, including (i) capital expenditures for approved projects, and (ii) amounts related to contracts not involving the purchase of inventories, such as the non-cancelable portion of service or maintenance agreements for management information systems.

Contingencies

In connection with the purchase of Bauer Hockey from Nike, Inc. on April 16, 2008 (the “Business Purchase”), a subsidiary of Kohlberg Sports Group Inc., a Cayman Island corporation (“KSGI”), agreed to pay additional consideration to Nike, Inc. (“Nike”) in future periods based upon the attainment of a qualifying exit event. As of August 31, 2015, the maximum potential future consideration pursuant to such arrangements, to be resolved on or before April 16, 2016, such date being the eighth anniversary of April 16, 2008, is $10.0 million. As a condition to the acquisition in connection with our initial public offering in Canada in March 2011, the former securityholders of KSGI, who sold KSGI and its subsidiaries to the Company on March 10, 2011 pursuant to the acquisition agreement dated March 3, 2011 (the “Existing Holders”), entered into a reimbursement agreement with the Company pursuant to which each of the Existing Holders agreed to reimburse the Company, on a pro rata basis, in the event that the Company or any of its subsidiaries are obligated to make such a payment to Nike.

The Company previously entered into employment agreements with the former owners of Inaria in connection with the closing of the acquisition of Inaria. Included in the employment agreements are yearly performance bonuses payable in the event Inaria achieves gross profit targets in the period one to four years following the closing date, such date being October 16, 2012. These amounts, if any, will be accrued over the required service period. As of August 31, 2015, the potential undiscounted amount of the future payments that the Company could be required to make is between $0 and $0.9 million Canadian dollars.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

New Accounting Pronouncements

See Item 1 of Part I, “Financial Information - Notes to Consolidated Financial Statements - Significant Accounting Policies - Recent Accounting Pronouncements”.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of August 31, 2015, there have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015. See “Factors Affecting Our Performance - Impact of Foreign Exchange and Hedging Practices” for more information.

Item 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this quarterly report on Form 10-Q.

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarter covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this quarterly report on Form 10-Q.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

As of August 31, 2015 there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Item 1A.	RISK FACTORS

Except as otherwise described below, as of August 31, 2015, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Products that may be considered medical devices, are subject to complex regulatory approval processes, which are lengthy and uncertain. If we do not obtain and maintain the necessary approvals, we will not be able to market and sell products in applicable geographic market segments.

Products that may be considered medical devices are governed by a wide array of regulatory agencies, including Health Canada, the U.S. Food and Drug Administration and applicable health authorities in other countries, with regard to research, testing, development, manufacturing, promotion and eventual marketing of products. The commercialization of products first requires the approval of the applicable regulatory agencies in each of the countries in which we intend to sell products and such approvals may take a number of years and substantial resources to obtain. Obtaining regulatory approval is subject to the discretion of regulatory agencies and there is no assurance that any product will be approved by the applicable regulatory agency on a timely basis, or at all. In addition, regulatory agencies have the power to limit the indicated use of a product, even if we obtain regulatory approval for such product. Any failure or delay to obtain or maintain regulatory approvals could affect the manufacturing and marketing of products and our ability to generate revenue from such products, either of which could adversely affect our business and financial condition. In addition, the manufacture, marketing and sale of the products will be subject to ongoing and extensive governmental regulation in the country in which the Company intends to market its products. Failure to comply with any of these post-approval requirements can result in a series of sanctions, including withdrawal of the right to market a product. Our success depends on, among other things, the value and reputation of our products or brands. Any new products that are not favorably received by consumers could damage our reputation. The lack of market acceptance of such products or our inability to generate satisfactory revenues from such products to offset their costs and investments could have an adverse effect on our business and financial condition. Furthermore, we cannot assure that the technologies for which we have obtained licenses are adequately protected to prevent imitation by others.

Item 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended August 31, 2015.

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended August 31, 2015.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended August 31, 2015.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended August 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE SPORTS GROUP LTD.

Dated:	October 14, 2015	By:	/s/ Amir Rosenthal
Amir Rosenthal
President, PSG Brands, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended August 31, 2015.

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended August 31, 2015.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended August 31, 2015.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended August 31, 2015.