Form 10-Q
period 2015-11-30
Performance Sports Group Ltd.
filed 2016-01-14
CIK 1514242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on January 12, 2016, there were 45,566,680 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	November 30, 2015	May 31, 2015
ASSETS
Cash	$6,595	$2,932
Restricted cash	4,000	—
Trade and other receivables, net of allowance for doubtful accounts of $6,715 and $2,038, respectively	228,223	199,375
Inventories, net	156,979	174,546
Income taxes receivable	9,817	7,393
Deferred income taxes	15,283	15,465
Prepaid expenses and other current assets	6,648	4,985
Total current assets	427,545	404,696

Property, plant and equipment, net of accumulated depreciation of $23,550 and $19,337, respectively	65,615	47,051
Goodwill	102,726	102,755
Intangible assets, net	277,347	276,754
Deferred income taxes	3,188	8,150
Other non-current assets	11,461	5,511
TOTAL ASSETS	$887,882	$844,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$129,926	$90,550
Accounts payable	44,131	41,518
Accrued liabilities	48,368	45,756
Current portion of retirement benefit obligations	302	320
Current portion of financing and capital lease obligations	186	179
Total current liabilities	222,913	178,323

Long-term debt	322,017	320,271
Retirement benefit obligation	4,721	5,057
Financing and capital lease obligations	25,752	14,406
Deferred income taxes	14,321	14,741
Other non-current liabilities	649	358
TOTAL LIABILITIES	590,373	533,156

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited shares authorized; 45,566,680, and 45,552,180 shares issued and outstanding at November 30, 2015 and May 31, 2015, respectively	273,382	273,332
Additional paid-in capital	2,800	5,385
Retained earnings	47,167	56,022
Accumulated other comprehensive loss	(25,840)	(22,978)
TOTAL STOCKHOLDERS’ EQUITY	297,509	311,761
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$887,882	$844,917

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except share and per share data)

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Revenues	$153,030	$172,254	$328,076	$369,389
Cost of goods sold	107,347	116,321	229,692	249,520
Gross profit	45,683	55,933	98,384	119,869
Selling, general and administrative expenses	39,509	39,138	79,640	74,951
Research and development expenses	5,912	6,412	12,145	12,534
Operating income	262	10,383	6,599	32,384
Interest expense, net	5,452	4,785	10,282	10,192
Realized gain on derivatives	(1,378)	(1,271)	(1,237)	(3,447)
Unrealized (gain) loss on derivatives	682	(563)	(1,365)	939
Foreign exchange loss	1,214	5,086	8,313	7,098
Other expenses (income)	(83)	77	(34)	89
Income (loss) before income taxes	(5,625)	2,269	(9,360)	17,513
Income tax expense (benefit)	(1,122)	1,238	(505)	5,735
Net income (loss)	$(4,503)	$1,031	$(8,855)	$11,778

Earnings (loss) per share:
Basic	$(0.10)	$0.02	$(0.19)	$0.27
Diluted	$(0.10)	$0.02	$(0.19)	$0.26
Weighted-average shares outstanding:
Basic	45,556,790	44,204,438	45,554,483	42,999,000
Diluted	45,556,790	46,659,728	45,554,483	45,460,620

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended November 30,		Six months ended November 30,
	2015	2014	2015	2014
Net income (loss)	$(4,503)	$1,031	$(8,855)	$11,778
Other comprehensive income (loss):
Foreign currency translation adjustments	(444)	(3,602)	(2,955)	(2,957)
Defined benefit pension plans, net of tax:
Actuarial gains, net of tax	9	30	93	31
Reclassification adjustments included in net income (loss), net of tax	—	5	—	10
Other comprehensive loss	(435)	(3,567)	(2,862)	(2,916)
Comprehensive income (loss)	$(4,938)	$(2,536)	$(11,717)	$8,862

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended November 30,
	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$(8,855)	$11,778
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based payment expense	2,434	3,277
Depreciation and amortization	12,019	11,856
Unrealized (gain) loss from derivatives	(1,365)	939
Deferred income taxes	448	3,582
Bad debt expense	5,251	809
Loss on disposal of assets	229	26
Changes in operating assets and liabilities excluding the effect of acquisitions:
Trade and other receivables	(41,189)	(50,871)
Inventories	13,060	(8)
Prepaid expenses and other assets	(3,587)	(3,982)
Trade and other payables	(301)	6,115
Accrued and other liabilities	10,732	12,255
Net cash used in operating activities	(11,124)	(4,224)

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	732
Increase in restricted cash	(4,000)	—
Purchase of equity securities	(6,000)	—
Purchase of property, plant and equipment and intangible assets	(15,397)	(4,894)
Net cash used in investing activities	(25,397)	(4,162)

FINANCING ACTIVITIES
Repayment of debt	—	(119,587)
Net movement in revolving debt	40,495	17,644
Payments on financing obligations	(71)	(146)
Proceeds from issuance of common stock	—	126,500
Common stock issuance costs	—	(9,526)
Proceeds from stock options exercises	38	—
Excess tax benefits from share-based compensation	—	1,581
Payment of taxes upon net stock option exercise	—	(409)
Net cash provided by financing activities	40,462	16,057
Effect of exchange rate changes on cash	(278)	(314)
Net increase in cash	3,663	7,357
Cash at beginning of period	2,932	6,871
Cash at end of period	$6,595	$14,228

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,615	$8,446
Income taxes	2,243	7,389
Non-cash investing and financing activities
Capitalization of costs related to financing lease obligation	12,008	6,668
Capitalization of intangible assets	6,150	—

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and six months ended November 30, 2015 and 2014
(In thousands, except share and per share data)

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

Recent Accounting Pronouncements:

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This ASU indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company does not expect the adoption of ASU 2015-15 to have any effect on the Company’s financial position or results of operations.

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

Generally, our highest sales volumes for hockey occur during the first fiscal quarter of our fiscal year, followed by the next highest sales volumes in the second fiscal quarter of our fiscal year. Our lowest sales volumes for hockey occur during the third fiscal quarter of our fiscal year. Launch timing of our products add some variations between fiscal quarters each fiscal year.

In baseball/softball, our highest sales volumes occur in the third fiscal quarter of our fiscal year and the lowest sales volumes occur in the first fiscal quarter of our fiscal year. In lacrosse, our highest sales volumes occur in the second and third fiscal quarters of our fiscal year.

The shipment of soccer products occurs substantially in the first and fourth fiscal quarters of our fiscal year. We expect our team apparel revenues, including uniforms for ice hockey, roller hockey, lacrosse and other team sports, to align with the underlying sports’ selling seasons as we expand our team apparel offering.

4. TRADE AND OTHER RECEIVABLES, NET

The Company recorded bad debt expense of $3,343 and $3,428 in the three and six months ended November 30, 2015, respectively, related to outstanding receivables for an internet baseball retailer that filed for bankruptcy reorganization.

5. INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	November 30, 2015			May 31, 2015
	Gross Amount	Accumulated Amortization	Carrying Value	Gross Amount	Accumulated Amortization	Carrying Value
Trade names and trademarks	$196,900	$—	$196,900	$199,481	$—	$199,481
Purchased technology	28,343	(8,263)	20,080	21,413	(7,135)	14,278
Customer relationships	86,334	(28,007)	58,327	86,513	(23,518)	62,995
Leases	2,150	(110)	2,040	—	—	—
Total	$313,727	$(36,380)	$277,347	$307,407	$(30,653)	$276,754

In October 2015, the Company acquired certain licensing rights in technology assets on an exclusive and perpetual basis for the amount of $7,000 from Q30 Sports, LLC, a privately held entity. Q30 Sports, LLC and its parent company, Q30 Sports Science, LLC, have acquired and developed, and are currently testing, proprietary technology that has the potential to reduce indicators of mild traumatic brain injury. The Company paid $3,000 in cash on October 15, 2015, and the balance of $4,000 was paid on January 4, 2016. The Company maintained restricted cash balances of $4,000 through January 4, 2016 at which time, the amount decreased to $2,000. Future licensing payments of up to $18,000 are conditional upon the achievement of certain product development and sales milestones. In addition, the Company purchased a $1,000 non-controlling interest in Q30 Sports Science, LLC, also a privately held entity. Refer to Note 6 - Other Non-Current Assets for details on the Company’s investment in Q30 Sports Science, LLC.

6. OTHER NON-CURRENT ASSETS

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

In October 2015, the Company purchased a $1,000 non-controlling interest in Q30 Sports Science, LLC, a privately held entity. Refer to Note 5 - Intangible Assets, Net for a description of Q30 Sports Science, LLC.

These investments are accounted for at cost. The Company regularly monitors these investments to determine if facts and circumstances have changed in a manner that would require a change in accounting methodology. Additionally, the Company regularly evaluates whether or not these investments have been impaired by considering such factors as economic environment, market conditions, operational performance and other specific factors relating to the businesses underlying the investments. If any such impairment is identified, a reduction in the carrying value of the investments would be recorded at that time.

7. DEBT

The total debt outstanding is comprised of:

	November 30, 2015	May 31, 2015
Asset-based revolving loan	$132,112	$92,878
Term loan due 2021	330,457	330,457
Financing costs	(10,626)	(12,514)
Total debt	$451,943	$410,821

Current	$129,926	$90,550
Non-current	322,017	320,271
Total debt	$451,943	$410,821

8. RESTRUCTURING COSTS

In November 2015, the Company announced to the employees of its distribution facility (the “Distribution Facility”) in Mississauga, Ontario, its intention to discontinue distribution operations at the Distribution Facility in February 2016. As a result, 59 employees are expected to be terminated between January and February 2016. The Distribution Facility is being closed in an effort to better align the Company’s distribution activities with its overall business needs while enabling the Company to better serve its customers and is part of a cost reduction initiative.

The Company currently expects to incur estimated pre-tax expenses of $3,800 in connection with the discontinuation of distribution activities at the Distribution Facility. These expenses include the following major components: (i) estimated employee-related costs (including severance) of $3,000 and (ii) estimated other related costs of $800.

The restructuring liability, which is recorded in accrued liabilities on the consolidated balance sheet, is summarized as follows:

	Severance and other employee-related costs	Other Costs	Total
Balance as of May 31, 2015	$—	$—	$—
Charges	1,700	24	1,724
Payments	—	(24)	(24)
Foreign currency and other	(29)	—	(29)
Balance at November 30, 2015	$1,671	$—	$1,671

The Company recognized restructuring costs of $1,724 in the three and six months ended November 30, 2015, which are included in cost of goods sold.

9. INCOME TAXES

Income tax expense (benefit) is recognized based on management’s best estimate of the annual effective income tax rate expected for the full fiscal year applied to income (loss) before income taxes of the interim period. The Company’s effective tax rate (“ETR”) for the three and six months ended November 30, 2015 was 19.5% (2014 - 54.6%) and 5.4% (2014 - 32.7%), respectively. The decrease in the three and six-month periods’ ETR was due in part to the relative mix of pre-tax income (loss) between Canada and the U.S. (the Company’s primary tax jurisdictions). Unrealized capital losses for which no tax benefit could be recognized reduced the ETR for the current year three and six month periods, and increased the ETR for the comparable prior year periods.

10. STOCKHOLDERS’ EQUITY

On June 25, 2014, the Company completed its underwritten public offering in the United States and Canada (the “Offering”) of 8,161,291 Common Shares at a price to the public of $15.50 per share, for total gross proceeds of approximately $126,500, including the exercise in full of the over-allotment option. The Company used the net proceeds of the Offering to repay $119,500 of the New Term Loan Facility. The Company incurred $244 and $9,526 in common stock issuance costs in the three and six months ended November 30, 2014, respectively. These costs are recorded in common stock in the consolidated balance sheets.

11. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Share-based compensation for employee awards	$1,078	$1,425	$2,049	$2,949
Share-based compensation for non-employee awards	293	176	385	328
Total share-based compensation	$1,371	$1,601	$2,434	$3,277

Omnibus Equity Incentive Plan

The Omnibus Equity Incentive Plan was adopted by the Board of Directors on August 11, 2015 and approved by the shareholders of the Company on October 14, 2015 at the Company’s annual and special meeting of shareholders. The Omnibus Equity Incentive Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), deferred stock units, other stock-based awards, and performance compensation awards. The total number of Common Shares reserved for issuance under the Omnibus Equity Incentive Plan is 3,000,000 Common Shares. At November 30, 2015, the maximum number of Common Shares available for future issuance under the Omnibus Equity Incentive Plan was 1,399,389.

The Company grants awards under the Omnibus Equity Incentive Plan to employees, nonemployees, and directors of the Company or its affiliates. Employee service-based awards have a contractual life of 10 years and typically vest over a period of 4 years from grant-date. Nonemployee service-based awards have a contractual life of 10 years and typically vest over a period of up to 6 years. Director service-based awards fully vest on the applicable date of grant and the Company settles the awards following the director’s separation from service with the Company in accordance with the Omnibus Equity Incentive Plan and pursuant to the terms and conditions of the applicable grant agreement.

Under the terms of the Omnibus Equity Incentive Plan, each eligible director (‘‘Eligible Directors’’) may elect to receive up to 100% of the cash portion of such director’s compensation in the form of deferred share units (‘‘DSUs’’). If the Eligible Director elects to receive all or a portion of such director’s cash compensation in DSUs, such election is fixed for the ensuing fiscal year. In addition, Eligible Directors receive the equity portion of their compensation in the form of DSU’s. The number of Common Shares awarded to satisfy that liability is variable based on the value of the Common Shares at the time of settlement of the liability. The DSUs are therefore classified as liability awards.

The assumptions used for options granted to acquire Common Shares and the fair value at the date of grant is noted in the following table:

	Three Months Ended November 30, 2015	Six Months Ended November 30, 2015
Weighted average expected term (in years)	6.7	6.7
Weighted average expected volatility	30.22%	30.22%
Weighted average risk-free interest rate	1.75%	1.75%
Expected dividend yield	—%	—%
Weighted average fair value per option granted	$4.20	$4.20

Information concerning options activity under the Omnibus Equity Incentive Plan for options to acquire Common Shares is summarized as follows:

	Six Months Ended November 30, 2015
	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of period	—	$—
Granted	1,293,178	12.45
Outstanding, end of period	1,293,178	$12.45
Options exercisable, end of period	—	$—

Information concerning RSUs activity under the Omnibus Equity Incentive Plan is summarized as follows:

	Six Months Ended November 30, 2015
	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding, beginning of period	—	$—
Granted	307,433	12.33
Outstanding, end of period	307,433	$12.33
Vested, end of period	—	$—

Second Amended and Restated 2011 Plan (“2011 Plan”)

In connection with the adoption of the Omnibus Equity Incentive Plan, no further options will be granted under the 2011 Plan. The 2011 Plan will continue to govern options previously granted under the plan.

Deferred Share Unit Plan (“DSU Plan”)

In connection with the adoption of the Omnibus Equity Incentive Plan, no further DSUs will be granted under the DSU Plan. The DSU Plan will continue to govern DSUs previously granted under the DSU Plan.

12. EARNINGS PER SHARE

The following is a reconciliation from basic earnings per common share to diluted earnings per common share:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Net income (loss)	$(4,503)	$1,031	$(8,855)	$11,778
Weighted average common shares outstanding, assuming conversion of proportionate voting shares - Basic	45,556,790	44,204,438	45,554,483	42,999,000
Assumed conversion of dilutive stock options and awards	—	2,455,290	—	2,461,620
Diluted weighted average common shares outstanding	45,556,790	46,659,728	45,554,483	45,460,620
Basic earnings (loss) per common share	$(0.10)	$0.02	$(0.19)	$0.27
Diluted earnings (loss) per common share	$(0.10)	$0.02	$(0.19)	$0.26

Anti-dilutive stock options and awards excluded from diluted earnings (loss) per share calculation	1,353,939	64,306	1,556,341	83,645

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss), net of taxes, are as follows:

	Foreign currency translation	Defined benefit pension plans	Total
Balance as of May 31, 2014	$(13,765)	$(934)	$(14,699)
Other comprehensive income (loss) before reclassifications	(2,957)	31	(2,926)
Amounts reclassified from accumulated other comprehensive loss to net income	—	10	10
Balance at November 30, 2014	$(16,722)	$(893)	$(17,615)

Balance as of May 31, 2015	$(21,956)	$(1,022)	$(22,978)
Other comprehensive income (loss) before reclassifications	(2,955)	93	(2,862)
Balance at November 30, 2015	$(24,911)	$(929)	$(25,840)

14. SEGMENT INFORMATION

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

Segment revenue information is summarized as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Hockey	$91,881	$113,384	$229,427	$273,798
Baseball/Softball	50,941	49,233	83,060	81,585
Other Sports	10,208	9,637	15,589	14,006
Total revenues	$153,030	$172,254	$328,076	$369,389

Segment EBITDA information is summarized as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Hockey	$7,327	$12,917	$26,528	$51,894
Baseball/Softball	7,886	11,474	9,077	15,198
Other Sports	977	1,514	30	117
Total segment EBITDA (1)	$16,190	$25,905	$35,635	$67,209

(1)	Represents a non-GAAP financial measure.

The reconciliation of total segment EBITDA to income before income taxes is summarized as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Total segment EBITDA	$16,190	$25,905	$35,635	$67,209
Corporate expenses	(896)	(1,877)	(3,642)	(3,338)
Acquisition related expenses	(4,559)	(2,863)	(9,140)	(11,632)
Depreciation and amortization	(5,664)	(5,367)	(10,850)	(10,567)
Interest expense, net	(5,452)	(4,785)	(10,282)	(10,192)
Currency related losses	(1,896)	(4,523)	(6,948)	(8,037)
Other(1)	(3,348)	(4,221)	(4,133)	(5,930)
Income (loss) before income taxes	$(5,625)	$2,269	$(9,360)	$17,513

(1)	Other consists of share-based payments expense and items that the CODM excludes from segment EBITDA.

15. DERIVATIVES & RISK MANAGEMENT

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated balance sheets at November 30, 2015 and May 31, 2015:

	Balance Sheet Location	November 30, 2015	May 31, 2015
Assets:
Foreign currency forward contracts	Prepaid and other current assets	$1,640	$697
Foreign currency forward contracts	Other non-current assets	150	54

Liabilities:
Foreign currency forward contracts	Accrued liabilities	18	141
Variable cash settlement	Accrued liabilities	187	—
Foreign currency forward contracts	Other non-current liabilities	16	—
Variable cash settlement	Other non-current liabilities	—	20

The following table summarizes the location of gains and losses on the consolidated statements of income that were recognized during the three and six months ended November 30, 2015 in addition to the derivative contract type:

		Three Months Ended November 30,		Six Months Ended November 30,
Derivatives not designated as hedging instruments	Location of (gain) loss recognized in income on derivative instruments	2015	2014	2015	2014
Foreign currency forward contracts	Realized (gain) loss on derivatives	$(1,378)	$(1,271)	$(1,237)	$(3,447)
Foreign currency forward contracts	Unrealized (gain) loss on derivatives	682	(563)	(1,365)	939
Variable cash settlement	Selling, general and administrative expenses	63	(68)	175	(237)

16. FAIR VALUE MEASURES

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of November 30, 2015 and May 31, 2015 and indicate the level of the fair value hierarchy utilized by the Company to determine such fair value:

	Fair Value Measurements as of November 30, 2015 Using:
	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$1,790	$—
Liabilities:
Foreign currency forward contracts		$34
Variable cash settlement	$—	$187	$—

	Fair Value Measurements as of May 31, 2015 Using:
	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$751	$—
Liabilities:
Foreign currency forward contracts		$141
Variable cash settlement	$—	$20	$—

17. COMMITMENTS AND CONTINGENCIES

In July 2015, the Company entered into a lease agreement as a second tenant of a property in Thousand Oaks, California (the “Thousand Oaks property”) for a lease term of 125 months. Per the terms of the lease agreement and due to the Company’s involvement in the restoration of the facility, the Company was determined to be the owner of the facility during the construction period and recognized an asset and liability in the amount of $12,008. Upon completion of the restoration of the Thousand Oaks property, the Company will assess whether the lease qualifies for sales recognition under the sale-leaseback accounting guidance. The Company currently expects that the lease for the Thousand Oaks property will qualify for sales recognition under the sale-leaseback accounting guidance and, if that is the case, will remove the asset and liability from its consolidated balance sheet.

The Company acquired Kohlberg Sports Group Inc. (‘‘KSGI’’) on March 10, 2011. In connection with the acquisition of Bauer Hockey by KSGI in April 2008, a subsidiary of KSGI agreed to pay additional consideration to Nike, Inc. in future periods, based upon the attainment of a qualifying exit event. At August 31, 2015, the maximum potential future consideration pursuant to such arrangements, to be resolved on or before April 16, 2016, such date being the eighth anniversary of April 16, 2008, is $10,000. On April 16, 2008, all of the security holders of KSGI (collectively, the ‘‘Existing Holders’’) entered into a reimbursement agreement with the Company pursuant to which each of the Existing Holders agreed to reimburse the Company, on a pro rata basis, in the event that the Company or any of its subsidiaries are obligated to make a payment to Nike, Inc. As of November 30, 2015, the Company determined that no such qualifying exit event has occurred. The Company will continue to assess the probability of a qualifying exit event through the eighth anniversary date.

The Company previously entered into employment agreements with the former owners of Inaria in connection with the closing of the acquisition of Inaria. Included in the employment agreements are yearly performance bonuses payable in the event Inaria achieves gross profit targets in the period one to four years following the closing date, such date being October 16, 2012. These amounts, if any, will be accrued over the required service period. As of November 30, 2015, the potential undiscounted amount of the future payments that the Company could be required to make is between $0 and $900 Canadian dollars.

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

18. SUBSEQUENT EVENTS

On January 13, 2016, the Company, through its wholly-owned subsidiaries, Bauer Hockey, Inc. and Bauer Hockey Corp., acquired substantially all of the assets and assumed certain liabilities of Easton Hockey Holdings, Inc. (the “Easton Hockey Acquisition”), a manufacturer and distributor of hockey equipment, pursuant to an asset purchase agreement among Bauer Hockey, Inc., Bauer Hockey Corp., Easton Hockey Holdings, Inc., Easton Hockey, Inc. and Easton Sports Canada, Inc. The acquisition provides the Company with intellectual property that will strengthen its research and development portfolio and ensures that the Company will have full ownership and control of the Easton brand in all sports other than cycling and archery. The Company will pay approximately $12,000 in cash over a period of 10 months and will finance the acquisition through additional borrowings on its asset-based revolving loan.

Due to the limited time since the closing of the Easton Hockey Acquisition, the valuation activities and related acquisition accounting are incomplete at this time. The Company currently expects to record a gain on bargain purchase due to the excess fair value of assets and liabilities acquired over the purchase price in the third fiscal quarter of the fiscal year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three-month periods ended November 30, 2015 and November 30, 2014. The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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

Executive Overview

The Company is a leading developer and manufacturer of ice hockey, roller hockey, lacrosse, baseball and softball sports equipment, as well as related apparel and soccer apparel. The Company is the global leader in hockey with the strongest and most recognized brand, and it holds the No. 1 North American position in baseball and softball. Its products are marketed under the BAUER, MISSION, MAVERIK, CASCADE, INARIA, COMBAT and EASTON brand names and are distributed by sales representatives and independent distributors throughout the world. In addition, the Company distributes its hockey products through its Burlington, Massachusetts and Bloomington, Minnesota Own The Moment Hockey Experience retail stores. The Company is focused on building its leadership position by growing market share in all product categories and pursuing strategic acquisitions.

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

•
Continue to pursue strategic acquisitions - we are an acquirer of choice and our global operating platform is applicable for many sports. We have established an effective internal process for identifying, acquiring and integrating target companies and technologies.

Highlights of Q2 Fiscal 2016 vs. Q2 Fiscal 2015

•	Revenues totaled $153.0 million, declining 11.2% (down 5.5% in constant currency)

•	Adjusted Gross Profit was $50.6 million, declining 18.6% (down 2.1% in constant currency)

•	Adjusted Gross Profit margin was 33.1%, down 300 basis points (up 130 basis points in constant currency)

•	Gross profit was $45.7 million, declining 18.3% (down 0.5% in constant currency), and gross profit margin was 29.9%, down 260 basis points (up 160 basis points in constant currency)

•	Adjusted EBITDA was $15.3 million, down 36.3% (down 2.1% in constant currency)

•	Adjusted Net Income totaled $5.9 million or $0.13 per share, compared to $11.3 million or $0.24 per share (Adjusted Net Income of $11.8 million or $0.25 per share in constant currency)

•	Net loss totaled $4.5 million or ($0.10) per share, compared to net income of $1.0 million or $0.02 per share (net loss of $0.5 million or ($0.01) per share in constant currency)

Recent Highlights

On January 13, 2016, the Company acquired the EASTON hockey business (“Easton Hockey”). The acquisition adds Easton Hockey’s heritage of innovation to our existing BAUER brand, while also adding intellectual property assets that will enhance our product lines under both the EASTON and BAUER brands. In addition, the acquisition will provide the Company with exclusive control of the EASTON brand in all sports other than cycling and archery. The Company will pay approximately $12.0 million in cash over a period of 10 months and will finance the acquisition through additional borrowings on its asset-based revolving loan.

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

Many factors could cause our actual results, level of activity, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the following factors, which are discussed in greater detail in Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 and in Part II, Item 1A “Risk Factors” section of this quarterly report on Form 10-Q: inability to maintain and enhance brands, inability to introduce new and innovative products, intense competition in the sporting equipment and apparel industries, inability to own, enforce, defend and protect intellectual property rights worldwide, costs associated with potential lawsuits to enforce, defend or protect intellectual property rights, inability to protect our known brands and rights to use such brands, infringement of intellectual property rights of others, inability to translate booking orders into realized sales, including risks associated with changes in the mix or timing of orders placed by customers, seasonal fluctuations in our operating results and the trading price of our Common Shares, decrease in popularity of ice hockey, baseball and softball, roller hockey or lacrosse, reduced popularity of the National Hockey League, Major League Baseball or other professional or amateur leagues in sports in which our products are used, adverse publicity of athletes who use our products or the sports in which our products are used, inability to ensure third-party suppliers will meet quality and regulatory standards, reliance on third-party suppliers and manufacturers, disruption of distribution systems, loss of significant customers or suppliers, loss of key customers’ business due to customer consolidation, change in the sales mix towards larger customers, cost of raw materials, shipping costs and other cost pressures, risks associated with doing business abroad, inability to expand into international market segments, inability to accurately forecast demand for products, inventory shrinkage, excess inventory due to inaccurate demand forecasts, product liability, warranty and recall claims, inability to successfully design products that satisfy testing protocols and standards established by testing and athletic governing bodies, inability to obtain and maintain necessary approvals in respect of products that may be considered medical devices, inability to successfully open and operate Own The Moment Hockey Experience retail stores, inability to successfully implement our strategic initiatives on anticipated timelines, including our profitability improvement initiative, risks associated with our third-party suppliers and manufacturers failing to manufacture products that comply with all applicable laws and regulations, inability to source merchandise profitably in the event new trade restrictions are imposed or existing trade restrictions become more burdensome, departure of senior executives or other key personnel with specialized market knowledge and technical skills, litigation, including certain class action lawsuits, employment or union-related disputes, disruption of information technology systems, including damages from computer viruses, unauthorized access, cyberattack and other security vulnerabilities, potential environmental liabilities, restrictive covenants in our credit facilities, increasing levels of indebtedness, inability to generate sufficient cash to fund operations or service the Company’s indebtedness failure to make, integrate, and maintain new acquisitions, inability to realize growth opportunities or cost synergies that are anticipated to result from new acquisitions such as Easton Baseball/Softball, undisclosed liabilities acquired pursuant to recent acquisitions, volatility in the market price for Common Shares, possibility that we will need additional capital in the future, incurrence of additional expenses as a result of the loss of our foreign private issuer status, assertion that the acquisition of the Bauer Hockey Business at the time of the Canadian IPO was an inversion transaction, our current intention not to pay cash dividends, dependence on the performance of subsidiaries given the our status as a holding company, potential inability of investors to enforce judgments against the Company and its directors, fluctuations in the value of certain foreign currencies, including the Canadian dollar, in relation to the U.S. dollar, and other world currencies, general adverse economic and market conditions, changes government regulations, including tax laws and unanticipated tax liabilities and natural disasters and geo-political events. These factors are not intended to represent a complete list of the factors that could affect us; however, these factors should be considered carefully.

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

Factors Affecting our Performance

Seasonality

Each of our sports demonstrates substantial seasonality. The spring/summer season of Baseball/Softball is highly complementary to the fall/winter season of Hockey, and our quarterly sources of revenue and profitability are more balanced throughout our fiscal year as a result. The more evenly distributed seasonality of the combined business provides more consistent working capital levels and allows us to improve our efficiency in our manufacturing, distribution and other efforts.

Generally, our highest sales volumes for Hockey occur during the first fiscal quarter of our fiscal year, followed by the next highest sales volumes in the second fiscal quarter of our fiscal year. Our lowest sales volumes for Hockey occur during the third fiscal quarter of our fiscal year. In ice hockey, we have three sub-brands of products - VAPOR, SUPREME and NEXUS. In certain fiscal years, we launch new products under more than one sub-brand. Launch timing of our products add some variations between fiscal quarters each fiscal year.

In Baseball/Softball, our highest sales volumes for EASTON and COMBAT products occur in the third fiscal quarter of our fiscal year and the lowest sales volumes occur in the first fiscal quarter of our fiscal year.

In Lacrosse, our highest sales volumes for MAVERIK and CASCADE products occur in the second and third fiscal quarters of our fiscal year.

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

The current sales channels for our sports businesses include (i) retailers in North America and the Nordic countries, (ii) distributors throughout the rest of the world (principally, Western Europe, Eastern Europe, and Russia), (iii) direct sales to teams, and (iv) Own The Moment Hockey Experience retail stores direct to consumer. Based on the regional mix, our revenues are generated in multiple currencies. For revenues, we are exposed to foreign currency exchange rate fluctuations of the U.S. dollar against the Canadian dollar, the euro, the Swedish krona, Norwegian krona and Danish krona.

The following table highlights revenues for the periods indicated:

	Three Months Ended		Period Over Period Growth Rate(1)	Six Months Ended		Period Over Period Growth Rate(2)
(millions of U.S. dollars, except for percentages)	November 30, 2015	November 30, 2014		November 30, 2015	November 30, 2014
Revenues:
Canada	$30.7	$40.0	(23.3)%	$82.2	$101.2	(18.8)%
United States	102.5	106.6	(3.8)%	189.5	192.6	(1.6)%
Rest of world	19.8	25.7	(23.0)%	56.4	75.6	(25.4)%
Total Revenues	$153.0	$172.3	(11.2)%	$328.1	$369.4	(11.2)%

(1)	Three-month period ended November 30, 2015 vs. the three-month period ended November 30, 2014.

(2)	Six-month period ended November 30, 2015 vs. the six-month period ended November 30, 2014.

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

PSG’s cost of goods sold are exposed to transactional foreign currency risk in the following ways:

•
PSG’s subsidiaries purchase finished goods inventory directly from third party factories in U.S. dollars. These purchases generate a foreign currency exposure for those PSG subsidiaries with a functional currency other than the U.S. dollar, primarily PSG’s Hockey business outside of the U.S. which has a functional currency of primarily Canadian dollars, Swedish krona and euro. As a result, a stronger U.S. dollar increases the inventory cost incurred by the relevant PSG subsidiary whereas a weaker U.S. dollar decreases its cost. The Company uses foreign currency forward contracts to hedge a portion of its exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar. The resulting realized gain/loss on derivatives is an economic offset to the cost of goods sold.

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

Selling, General and Administrative Expenses

Our SG&A expenses consist primarily of costs relating to our sales and marketing activities, including salaries, commissions and related personnel costs, customer order management and support activities, advertising, trade shows, and other promotional activities. Our marketing expenses include promotional costs for launching new products, advertising, and athlete endorsement costs. Our administrative expenses consist of, among other things, costs relating to information systems, legal and finance functions, professional fees, insurance, and other corporate expenses. We also include share-based payment expense, costs related to share offerings, and acquisition costs, including rebranding and integration costs, in SG&A expenses. We expect our SG&A expenses to increase as we make investments in the Easton Baseball/Softball business, continue to expand our Bauer Hockey retail business, make investments in R&D such as the Q30 Sports, LLC technology, and continue to invest in certain PSG platform functions.

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

Interest Expense

Interest expense is derived from the financing activities of the Company and consists of interest expense on our term loan and revolving loan, and the amortization of deferred financing fees. As of November 30, 2015, the Credit Facilities (as defined herein) consist of a $450 million secured term loan credit agreement (the “New Term Loan”), denominated in U.S. dollars of which $330.5 million was drawn, and a $200 million secured asset-based revolving credit facility (the “New ABL Facility” and together with the New Term Loan, the “Credit Facilities”), denominated, and able to be drawn in, both Canadian dollars and U.S. dollars, of which $132.1 million was drawn, the availability of which is subject to meeting certain borrowing base requirements. Please see “Liquidity and Capital Resources - Indebtedness” for a more detailed discussion of the Credit Facilities.

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

Our foreign exchange risk management efforts are intended to lessen the effects of currency fluctuations on our consolidated results of operations, financial position, and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to PSG. We manage these exposures primarily through the use of foreign exchange forward contracts, which are recorded on the consolidated balance sheet at fair value (see Note 15 - Derivatives and Risk Management and Note 16 - Fair Value Measures in the accompanying Notes to Consolidated Financial Statements). Our hedging practices are designed to provide stability around the receipt of cash, and at least partially offset the impact of exchange rate changes on the underlying exposures being hedged. Where exposures are hedged, our program has the effect of reducing volatility in our financial results and at least delaying the impact of exchange rate movements on our consolidated financial statements when a currency’s direction is sustained over a longer period; the length of delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.

The Company primarily uses foreign currency forward contracts to hedge the effect of changes in currency exchange rates on its product costs (see the “Cost of Goods Sold” section above). The resulting realized gain/loss on derivatives is an economic offset to the cost of goods sold that are recorded in the Company’s gross profit. The Company has not elected hedge accounting; therefore, the changes in the fair value of these derivatives are recognized as unrealized gains and losses through profit or loss each reporting period. In the six-month periods ended November 30, 2015 and November 30, 2014, the Company settled Canadian dollar forward contracts for $58.0 million and $70.0 million, respectively, at a weighted average exchange rate of 1.24 and 1.04, respectively. As of November 30, 2015, the amount of Canadian dollar forward contracts outstanding was $70.0 million at a weighted average exchange rate of 1.30. As of November 30, 2014, the amount of Canadian dollar forward contracts outstanding was $32.0 million at a weighted average exchange rate of 1.07.

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

The following table summarizes the change in the reported U.S. dollars versus constant currency U.S. dollars for the three-and six-month periods ended November 30, 2015:

	Three Months Ended				Six Months Ended
	November 30, 2015				November 30, 2015
(millions of U.S. dollars, except for per share amounts)	Reported	Constant Currency (2)	Impact of Foreign Exchange	% Change	Reported	Constant Currency (2)	Impact of Foreign Exchange	% Change
Revenues	$153.0	$162.9	$(9.9)	(6.1)%	$328.1	$352.4	$(24.3)	(6.9)%
Gross Profit	$45.7	$55.6	$(9.9)	(17.8)%	$98.4	$122.1	$(23.7)	(19.4)%
Selling, general & administrative	$39.5	$41.3	$(1.8)	(4.4)%	$79.6	$82.8	$(3.2)	(3.9)%
Research & development	$5.9	$6.3	$(0.4)	(6.3)%	$12.1	$12.9	$(0.8)	(6.2)%
Adjusted Gross Profit (1)	$50.6	$60.9	$(10.3)	(16.9)%	$106.2	$130.4	$(24.2)	(18.6)%
Adjusted EBITDA (1)	$15.3	$23.5	$(8.2)	(34.9)%	$31.9	$54.9	$(23.0)	(41.9)%
Adjusted Net Income (1)	$5.9	$11.8	$(5.9)	(50.0)%	$11.8	$28.4	$(16.6)	(58.5)%
Adjusted EPS (1)	$0.13	$0.25	$(0.12)	(48.0)%	$0.25	$0.60	$(0.35)	(58.3)%
Adjusted Gross Profit %(1)	33.1%	37.4%	(4.3)%	—	32.4%	37.0%	(4.6)%	—

(1)	Represents a non-GAAP measure. For the relevant definitions and reconciliations to reported results, see “Non-GAAP Financial Measures.”

(2)	Represents a non-GAAP measure. For the relevant definition, see “Non-GAAP Financial Measures”.

The following table summarizes the average of the monthly exchange rates used to translate profit or loss transactions for the periods indicated, as reported by the Wall Street Journal:

	Three Months Ended			Six Months Ended
	November 30, 2015	November 30, 2014	% Change	November 30, 2015	November 30, 2014	% Change
CAD / USD	1.317	1.101	(19.6)%	1.279	1.092	(17.1)%
EUR / USD	0.894	0.768	(16.4)%	0.897	0.750	(19.6)%
SEK / USD	8.431	7.056	(19.5)%	8.410	6.865	(22.5)%

Income Taxes

The Company is subject to cash taxes in the United States, Canada and Europe for federal, state, and provincial income taxes, as applicable. The Company utilizes its tax loss carry forwards, tax credits and other tax assets, as available, to offset its taxable income.

Results of Operations

The following table summarizes our results of operations for the three-and six-month periods ended November 30, 2015 and November 30, 2014, and has been derived from our unaudited consolidated financial statements and related notes.

	Three Months Ended		Six Months Ended
(millions of U.S. dollars, except for percentages and per share amounts)	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Revenues	$153.0	$172.3	$328.1	$369.4
Cost of goods sold	107.3	116.4	229.7	249.5
Gross profit	$45.7	$55.9	$98.4	$119.9
Operating expenses:
Selling, general & administrative	39.5	39.1	79.6	75.0
Research & development	5.9	6.4	12.1	12.5
Operating income (loss)	$0.3	$10.4	$6.7	$32.4
Interest expense, net	5.5	4.8	10.3	10.2
Derivative and foreign exchange (gain) loss	0.5	3.3	5.7	4.6
Other expense (income)	(0.1)	0.1	0.1	0.1
Income tax expense (benefit)	(1.1)	1.2	(0.5)	5.7
Net income (loss)	$(4.5)	$1.0	$(8.9)	$11.8

Basic earnings (loss) per share	$(0.10)	$0.02	$(0.19)	$0.27
Diluted earnings (loss) per share	$(0.10)	$0.02	$(0.19)	$0.26

Adjusted Gross Profit (1)	$50.6	$62.2	$106.2	$135.6
Adjusted EBITDA (1)	$15.3	$24.0	$31.9	$63.9
Adjusted Net Income (Loss) (1)	$5.9	$11.3	$11.8	$33.2
Adjusted EPS (1)	$0.13	$0.24	$0.25	$0.73

As a percentage of revenues:
Gross profit	29.9%	32.5%	30.0%	32.5%
Selling, general & administrative	25.8%	22.7%	24.3%	20.3%
Research & development	3.9%	3.7%	3.7%	3.4%
Adjusted Gross Profit (1)	33.1%	36.1%	32.4%	36.7%
Adjusted EBITDA (1)	10.0%	13.9%	9.7%	17.3%

(1)    Represents a non-GAAP measure. For the relevant definitions and reconciliations to reported results, see “Non-GAAP Financial Measures.”

Three months ended November 30, 2015 compared to three months ended November 30, 2014

Revenues

Currency neutral revenues in the three-month period ended November 30, 2015 decreased by $9.4 million, or 5.5%, to $162.9 million, driven by a Hockey revenue decline of $12.0 million, or 10.5%, which was related to variations in product launch cycles in the Company’s hockey segment, as well as retailer consolidation in the U.S and challenging market conditions in Russia and Eastern Europe. Baseball/Softball revenues increased by $1.9 million, or 3.8% compared to the prior year driven by 28.5% growth in EASTON non-bat categories, and revenue from the Other Sports grew by $0.7 million, or 7.1% driven by continued strong growth in the MAVERIK line of heads and protective gear as well as growth in the helmet category due to the prior year NOCSAE decertification of the lacrosse CASCADE R model helmet. Currency neutral revenues in North America declined by 5.1% and declined by 7.6% in the rest of the world.

Including the impact of foreign exchange, revenues decreased by $19.2 million, or 11.2%, to $153.0 million. Overall revenues in North America decreased by 9.2%, and decreased by 23.0% in the rest of the world. The translation impact of foreign exchange in the three-month period ended November 30, 2015 reduced our reported revenues by $9.9 million compared to the prior year.

For further detail on our revenues, please refer to the “Segment Results” section.

Cost of goods sold

Cost of goods sold in the three-month period ended November 30, 2015 decreased by $9.0 million, or 7.7%, to $107.3 million, as a result of lower Hockey revenues, lower costs for new Hockey product launches in all regions, costs related to the lacrosse helmet decertification in the three-month period ended November 20, 2014, and lower non-cash charges resulting from the fair value adjustment of inventories related to the acquisition of Easton Baseball/Softball (the “Easton Baseball/Softball Acquisition”) of $0.9 million in the three-month period ended November 30, 2014 which were partially offset by investments to consolidate distribution centers. Cost of goods sold in the three-month period ended November 30, 2015 decreased by $9.1 million, excluding the impact of foreign exchange.

Gross Profit

Currency neutral gross profit in the three-month period ended November 30, 2015 decreased by $0.3 million, or 0.5%, to $55.6 million, driven by lower Hockey revenues and investments to consolidate distribution centers which were partially offset by Hockey price increases in Canada, lower costs for new product launches within Hockey, costs related to the lacrosse helmet decertification in the three-month period ended November 30, 2014, and lower non-cash charges resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition of $0.9 million in the three-month period ended November 30, 2014. As a percentage of revenues, currency neutral gross profit increased to 34.1% for the three-month period ended November 30, 2015 from 32.5% in the three-month period ended November 30, 2014 due to Hockey price increases in Canada, costs related to the lacrosse helmet decertification in the three-month period ended November 30, 2014, and lower non-cash charges resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition of $0.9 million in the three-month period ended November 30, 2014 which were partially offset by investments to consolidate distribution centers.

Including the impact of foreign exchange, gross profit in the three-month period ended November 30, 2015 decreased by $10.3 million, or 18.3%, to $45.7 million driven by the impact of foreign exchange. As a percentage of revenues, gross profit decreased to 29.9% for the three-month period ended November 30, 2015 from 32.5% in the three-month period ended November 30, 2014. The impact of foreign exchange in the three-month period ended November 30, 2015 decreased gross profit by $9.9 million compared to the prior year. See “Factors Affecting our Performance - Cost of Goods Sold” and “Liquidity and Capital Resources” for more detail on our product costs.

Adjusted Gross Profit

Currency neutral Adjusted Gross Profit (removing purchase accounting related amortization, non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition, and investments to consolidate distribution centers) in the three-month period ended November 30, 2015 decreased by $1.3 million, or 2.1%, to $60.9 million. Currency neutral Adjusted Gross Profit as a percentage of revenues increased to 37.4% for the three-month period ended November 30, 2015 from 36.1% for the three-month period ended November 30, 2014, driven by Hockey price increases in Canada and lower costs for new Hockey product launches in all regions.

Including the impact of foreign exchange, Adjusted Gross Profit in the three-month period ended November 30, 2015 decreased by $11.6 million, or 18.6%, to $50.6 million. Adjusted Gross Profit as a percentage of revenues decreased to 33.1% for the three-month period ended November 30, 2015 from 36.1% for the three-month period ended November 30, 2014, driven primarily by an unfavorable impact from foreign exchange and partially offset by the factors mentioned above. Please see the Adjusted Gross Profit table for the reconciliation of gross profit to Adjusted Gross Profit in the “Non-GAAP Financial Measures” section.

Selling, General and Administrative Expenses

SG&A expenses in the three-month period ended November 30, 2015 increased by $0.4 million, or 0.9%, to $39.5 million which was driven primarily by an approximately $3.0 million bad debt write-off related to outstanding receivables for an internet baseball retailer that filed for bankruptcy reorganization, costs related to the proxy contest in October 2015, start-up costs related to the Own The Moment Hockey Experience retail store initiative, higher PSG corporate costs, due in part to regulatory compliance costs associated with the Company’s transition to being a U.S. domestic issuer, investments in PSG and Easton Baseball/Softball

IT infrastructure, which were partially offset by a reduction in performance based incentives, as well as a favorable impact from foreign exchange. Excluding the impact of acquisition-related costs, share-based payment expense, start-up costs related to the Own The Moment Hockey Experience retail store initiative, regulatory compliance costs associated with the Company’s transition to being a U.S. domestic issuer and costs related to the proxy contest in October 2015, our SG&A expenses decreased by $1.4 million, or 4.0%, to $33.4 million due to the factors mentioned above.

As a percentage of revenues, our SG&A expenses increased to 25.8% for the three-month period ended November 30, 2015 from 22.7% of revenues for the three-month period ended November 30, 2014. Excluding the impact of acquisition-related costs, share-based payment expense, start-up costs related to the Own The Moment Hockey Experience retail store initiative, regulatory compliance costs associated with the Company’s transition to being a U.S. domestic issuer and costs related to the proxy contest in October 2015, SG&A expenses as a percentage of revenue increased to 21.8% for the three-month period ended November 30, 2015 from 20.2% of revenues for the three-month period ended November 30, 2014. The translation impact of foreign exchange for the three-month period ended November 30, 2015 decreased our reported SG&A expenses by $1.8 million compared to prior year.

Research and Development Expenses

R&D expenses in the three-month period ended November 30, 2015 decreased by $0.5 million, or 7.8%, to $5.9 million due to our continued focus on product development efforts. As a percentage of revenues, our R&D expenses increased to 3.9% for the three-month period ended November 30, 2015 from 3.7% for the three-month period ended November 30, 2014 as a result of lower Hockey revenues. The translation impact of foreign exchange for the three-month period ended November 30, 2015 reduced our reported R&D expenses by $0.4 million compared to prior year.

Adjusted EBITDA

Currency neutral Adjusted EBITDA in the three-month period ended November 30, 2015 decreased by $0.5 million, or 2.1%, to $23.5 million from $24.0 million in the three-month period ended November 30, 2014 due to lower Hockey revenues and bad debt expense driven primarily by an approximately $3.0 million bad debt write-off related to outstanding receivables for an internet baseball retailer that filed for bankruptcy reorganization, which were partially offset by Hockey price increases in Canada and lower costs for new Hockey product launches in all regions as well as a reduction in performance based incentives. As a percentage of revenues, currency neutral Adjusted EBITDA increased to 14.4% for the three-month period ended November 30, 2015 from 13.9% for the three-month period ended November 30, 2014. Including the impact of foreign exchange, Adjusted EBITDA in the three-month period ended November 30, 2015 decreased by $8.7 million, or 36.3%, to $15.3 million from $24.0 million, driven by the above factors and an unfavorable impact from foreign exchange of $8.2 million. As a percentage of revenues, Adjusted EBITDA decreased to 10.0% for the three-month period ended November 30, 2015 from 13.9% for the three-month period ended November 30, 2014. Please see the Adjusted EBITDA table for the reconciliation of net income to Adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Interest Expense, net

Interest expense in the three-month period ended November 30, 2015 increased by $0.7 million, or 13.9%, to $5.5 million from $4.8 million, driven by an increase in interest incurred under our revolving line of credit.

Derivative and Foreign Exchange Gains/Losses

Realized gain on derivatives increased by $0.1 million, or 8.4%, to a gain of $1.4 million from a gain of $1.3 million, driven by the continued devaluation of the Canadian dollar relative to the hedge rates in effect on the Company’s forward contracts.

Unrealized loss on derivatives increased by $1.2 million, or greater than 100%, to a loss of $0.7 million from a gain of $0.6 million. The Company has not elected hedge accounting and therefore the changes in the fair value of derivative contracts are recognized through profit or loss each reporting period.

Foreign exchange loss decreased by $3.9 million, or 76.1%, to a loss of $1.2 million from a loss of $5.1 million. The foreign exchange gain/loss represents the realized and unrealized gains/losses generated from revaluing non-functional currency assets and liabilities to their respective functional currency. The realized foreign exchange gain decreased $1.0 million to $0.9 million, from $1.9 million.

See “Factors Affecting Our Performance - Impact of Foreign Exchange and Hedging Practices”.

Income Taxes

Income tax benefit for the three-month period ended November 30, 2015 was $1.1 million, compared to income tax expense of $1.2 million in the three-month period ended November 30, 2014. The Company’s effective tax rate was 19.5%, compared to 54.6% for the same period in the prior year. The relative mix of pre-tax income (loss) between Canada and the U.S. (the Company’s primary tax jurisdictions) caused the effective tax rate for the current year period to be lower than an expected normalized rate, and the effective tax rate for the prior year period to be higher than an expected normalized rate. Unrealized capital losses for which no tax benefit could be recognized also contributed to these deviations in the effective tax rate from a normalized rate for both the current year and prior year periods.

Net Income (Loss)

Net loss in the three-month period ended November 30, 2015 decreased by $5.5 million, or greater than 100%, to a net loss of $4.5 million from net income of $1.0 million in the three-month period ended November 30, 2014, driven by the results described above. The impact of foreign exchange for the three-month period ended November 30, 2015 decreased our net income by $4.0 million compared to the prior year.

Adjusted Net Income

Currency neutral Adjusted Net Income in the three-month period ended November 30, 2015 increased by $0.5 million, or 4.4%, to $11.8 million from $11.3 million in the three-month period ended November 30, 2014, driven by the operating results reflected in the Adjusted EBITDA section, which were partially offset by lower taxes.

Including the impact of foreign exchange, Adjusted Net Income in the three-month period ended November 30, 2015 decreased by $5.4 million, or 47.8%, to $5.9 million from $11.3 million in the three-month period ended November 30, 2014, driven by the factors described above and an unfavorable impact from foreign exchange of $5.9 million. Adjusted Net Income/Loss removes unrealized foreign exchange gains/losses, acquisition-related charges, share-based payment expense, and other one-time or non-cash expenses. Please see the Adjusted Net Income/Loss table in the “Non-GAAP Financial Measures” section for the reconciliation of net income (loss) to Adjusted Net Income/Loss and Adjusted EPS.

Six months ended November 30, 2015 compared to six months ended November 30, 2014

Revenues

Currency neutral revenues in the six-month period ended November 30, 2015 decreased by $17.0 million, or 4.6%, to $352.4 million, driven by a Hockey revenue decline of $20.5 million, or 7.5%, which was related to the timing and variation of product launches in ice hockey equipment and performance apparel, economic contraction in Russia/Eastern Europe, and lower bookings/repeats due to retail consolidation of U.S. key accounts. Baseball/Softball revenues increased by $1.7 million, or 2.1% compared to the prior year, and revenue from the Other Sports grew by $1.8 million, or 12.7%. Currency neutral revenues in North America declined by 2.9% and declined by 11.1% in the rest of the world.

Including the impact of foreign exchange, revenues decreased by $41.3 million, or 11.2%, to $328.1 million. Overall revenues in North America decreased by 7.5%, and decreased by 25.4% in the rest of the world. The translation impact of foreign exchange in the six-month period ended November 30, 2015 reduced our reported revenues by $24.3 million compared to the prior year.

For further detail on our revenues, please refer to the “Segment Results” section.

Cost of goods sold

Cost of goods sold in the six-month period ended November 30, 2015 decreased by $19.8 million, or 7.9%, to $229.7 million, as a result of lower Hockey revenues, lower costs for new Hockey product launches in all regions, and lower non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the acquisition of Easton Baseball/Softball of $7.1 million in the six-month period ended November 30, 2014, lower costs related to the lacrosse helmet decertification in the three-month period ended November 30, 2014, which were partially offset by investments to consolidate distribution centers. Cost of goods sold in the six-month period ended November 30, 2015 decreased by $19.2 million, excluding the impact of foreign exchange.

Gross Profit

Currency neutral gross profit in the six-month period ended November 30, 2015 increased by $2.2 million, or 1.8%, driven by lower non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition of $7.1 million in the six-month period ended November 30, 2014, lower costs related to the lacrosse helmet decertification in the three-month period ended November 30, 2014, Hockey price increases in Canada and lower costs for new product launches within Hockey, which were partially offset by lower Hockey revenues. As a percentage of revenues, currency neutral gross profit increased to 34.7% for the six-month period ended November 30, 2015 from 32.5% in the six-month period ended November 30, 2014.

Including the impact of foreign exchange, gross profit in the six-month period ended November 30, 2015 decreased by $21.5 million, or 17.9%, to $98.4 million, driven by an unfavorable impact from foreign exchange, which was partially offset by the factors mentioned above. As a percentage of revenues, gross profit decreased to 30.0% for the six-month period ended November 30, 2015 from 32.5% in the six-month period ended November 30, 2014. The impact of foreign exchange in the six-month period ended November 30, 2015 decreased gross profit by $23.7 million compared to the prior year. See “Factors Affecting our Performance - Cost of Goods Sold” and “Liquidity and Capital Resources” for more detail on our product costs.

Adjusted Gross Profit

Currency neutral Adjusted Gross Profit (removing purchase accounting related amortization, non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition, and investments to consolidate distribution centers) in the six-month period ended November 30, 2015 decreased by $5.2 million, or 3.8%, to $130.4 million. Currency neutral Adjusted Gross Profit as a percentage of revenues increased to 37.0% for the six-month period ended November 30, 2015 from 36.7% for the six-month period ended November 30, 2014, driven by Hockey price increases in Canada, lower costs for new Hockey product launches in all regions and negotiated cost savings.

Including the impact of foreign exchange, Adjusted Gross Profit in the six-month period ended November 30, 2015 decreased by $29.4 million, or 21.7%, to $106.2 million. Adjusted Gross Profit as a percentage of revenues decreased to 32.4% for the six-month period ended November 30, 2015 from 36.7% for the six-month period ended November 30, 2014, driven primarily by an unfavorable impact from foreign exchange. Please see the Adjusted Gross Profit table for the reconciliation of gross profit to Adjusted Gross Profit in the “Non-GAAP Financial Measures” section.

Selling, General and Administrative Expenses

SG&A expenses in the six-month period ended November 30, 2015 increased by $4.7 million, or 6.3%, to $79.6 million which was driven primarily by an approximately $3.0 million bad debt write-off related to outstanding receivables for an internet baseball retailer that filed for bankruptcy reorganization, costs related to the proxy contest in October 2015, start-up costs related to the Own The Moment Hockey Experience retail store initiative, higher PSG corporate costs, due in part to regulatory compliance costs associated with the Company’s transition to a U.S. domestic issuer, investments in PSG and Easton Baseball/Softball IT infrastructure, which were partially offset by a reduction in performance based incentives, as well as a favorable impact from foreign exchange. Excluding the impact of acquisition-related costs, share-based payment expense, start-up costs related to the Own The Moment Hockey Experience retail store initiative, regulatory compliance costs associated with the Company’s transition to being a U.S. domestic issuer and costs related to the proxy contest in October 2015, our SG&A expenses increased by $1.9 million, or 2.9%, to $68.2 million.

As a percentage of revenues, our SG&A expenses increased to 24.3% for the six-month period ended November 30, 2015 from 20.3% of revenues for the six-month period ended November 30, 2014. Excluding the impact of acquisition-related costs, share-based payment expense, start-up costs related to the Own The Moment Hockey Experience retail store initiative, regulatory compliance costs associated with the Company’s transition to being a U.S. domestic issuer and costs related to the proxy contest in October 2015, SG&A expenses as a percentage of revenue increased to 20.8% for the six-month period ended November 30, 2015 from 17.9% of revenues for the six-month period ended November 30, 2014. The translation impact of foreign exchange for the six-month period ended November 30, 2015 decreased our reported SG&A expenses by $3.2 million compared to prior year.

Research and Development Expenses

R&D expenses in the six-month period ended November 30, 2015 decreased by $0.4 million, or 3.1%, to $12.1 million. As a percentage of revenues, our R&D expenses increased to 3.7% for the six-month period ended November 30, 2015 from 3.4% for the six-month period ended November 30, 2014 as a result of lower Hockey revenues. The translation impact of foreign exchange for the six-month period ended November 30, 2015 reduced our reported R&D expenses by $0.8 million compared to prior year.

Adjusted EBITDA

Currency neutral Adjusted EBITDA in the six-month period ended November 30, 2015 decreased by $9.0 million, or 14.1%, to $54.9 million from $63.9 million primarily due to a decline in Hockey revenues as well as an approximately $3.0 million bad debt write-off related to outstanding receivables for an internet baseball retailer that filed for bankruptcy reorganization. As a percentage of revenues, currency neutral Adjusted EBITDA decreased to 15.6% for the six-month period ended November 30, 2015 from 17.3% for the six-month period ended November 30, 2014. Including the impact of foreign exchange, Adjusted EBITDA in the six-month period ended November 30, 2015 decreased by $32.0 million, or 50.1%, to $31.9 million from $63.9 million, driven by the above factors and an unfavorable impact from foreign exchange of $23.0 million. As a percentage of revenues, Adjusted EBITDA decreased to 9.7% for the six-month period ended November 30, 2015 from 17.3% for the six-month period ended November 30, 2014. Please see the Adjusted EBITDA table for the reconciliation of net income to Adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Interest Expense, net

Interest expense in the six-month period ended November 30, 2015 increased by $0.1 million, or 0.9%, to $10.3 million from $10.2 million.

Derivative and Foreign Exchange Gains/Losses

Realized gain on derivatives decreased by $2.2 million, or 64.1%, to $1.2 million from $3.4 million, driven by the continued devaluation of the Canadian dollar relative to the hedge rates in effect on the Company’s forward contracts.

Unrealized gain on derivatives increased by $2.3 million, or greater than 100%, to a gain of $1.4 million from a loss of $0.9 million. The Company has not elected hedge accounting and therefore the changes in the fair value of derivative contracts are recognized through profit or loss each reporting period.

Foreign exchange loss increased by $1.2 million, to a loss of $8.3 million from a loss of $7.1 million. The foreign exchange gain/loss represents the realized and unrealized gains/losses generated from revaluing non-functional currency assets and liabilities to their respective functional currency. The realized foreign exchange gain decreased $0.7 million to $0.7 million, from $1.4 million.

See “Factors Affecting Our Performance - Impact of Foreign Exchange and Hedging Practices”.

Income Taxes

Income tax benefit for the six-month period ended November 30, 2015 was $0.5 million, compared to income tax expense of $5.7 million in the six-month period ended November 30, 2014. The Company’s effective tax rate was 5.4%, compared to 32.7% for the same period in the prior year. The decrease in the effective tax rate was due to the change in relative mix of pretax income (loss) between Canada and the U.S. (the Company’s primary tax jurisdictions), and higher unrealized capital losses for which no tax benefit could be recognized.

Net Income (Loss)

Net income (loss) in the six-month period ended November 30, 2015 decreased by $20.6 million to a net loss of $8.9 million from net income of $11.8 million in the six-month period ended November 30, 2014 driven by the results described above. The impact of foreign exchange for the six-month period ended November 30, 2015 decreased our net income by $17.0 million compared to the prior year.

Adjusted Net Income

Currency neutral Adjusted Net Income in the six-month period ended November 30, 2015 decreased by $4.8 million, or 14.5%, to $28.4 million from $33.2 million in the six-month period ended November 30, 2014, driven by the operating results reflected in the Adjusted EBITDA section which were partially offset by lower taxes.

Including the impact of foreign exchange, Adjusted Net Income in the six-month period ended November 30, 2015 decreased by $21.4 million, or 64.5%, to $11.8 million from $33.2 in the six-month period ended November 30, 2014, driven by the factors described above and an unfavorable impact from foreign exchange of $16.6 million. Adjusted Net Income/Loss removes unrealized foreign exchange gains/losses, acquisition-related charges, share-based payment expense, and other one-time or non-cash expenses. Please see the Adjusted Net Income/Loss table in the “Non-GAAP Financial Measures” section for the reconciliation of net income (loss) to Adjusted Net Income/Loss and Adjusted EPS.

Segment Results

The Company has two reportable operating segments: (i) Hockey and (ii) Baseball/Softball. The remaining operating segments do not meet the criteria for a reportable segment and are included in Other Sports. The Hockey segment includes the BAUER and MISSION brands. The Baseball/Softball segment includes the EASTON and COMBAT brands. Other Sports includes the lacrosse and soccer operating segments, which includes the MAVERIK, CASCADE, and INARIA brands. The Hockey segment sales channels include: (i) direct sales to retailers in North America and the Nordic countries, (ii) distributors throughout the rest of the world (principally, Western Europe, Eastern Europe, and Russia), (iii) direct sales to teams, and (iv) sales from our Own The Moment Experience retail stores. The Baseball/Softball segment sales channels primarily consist of retailers and distributors in North America. The Other Sports segment sales channels primarily include retailers and distributors in North America and direct sales to teams and sports associations.

These operating segments were determined based on the management structure and the financial information, among other factors, reviewed by the Chief Operating Decision Maker (“CODM”) to assess segment performance. The decisions concerning assessing the performance of segments and allocation of resources to the segments are based on segment revenues and segment EBITDA.

Segmented operating results and other financial information for the three-and six-month periods ended November 30, 2015 and November 30, 2014 are presented in the following table:

(millions of U.S. dollars, except for percentages)	Three Months Ended		% Change	% Change (Constant $)	Six Months Ended		% Change	% Change (Constant $)
	November 30, 2015	November 30, 2014			November 30, 2015	November 30, 2014
			(1)	(2)			(3)	(4)
Revenues:
Hockey	$91.9	$113.4	(19.0)%	(10.5)%	$229.4	$273.8	(16.2)%	(7.5)%
Baseball/Softball	50.9	49.2	3.5%	3.8%	83.1	81.6	1.8%	2.1%
Other Sports	10.2	9.7	5.2%	7.1%	15.6	14.0	11.3%	12.7%
Total Revenues	$153.0	$172.3	(11.2)%	(5.5)%	$328.1	$369.4	(11.2)%	(4.6)%

Segment EBITDA (5)(6)
Hockey	$7.3	$12.9	(43.3)%	26.1%	$26.5	$51.9	(48.9)%	(2.2)%
Baseball/Softball	7.9	11.5	(31.3)%	(30.9)%	9.1	15.2	(40.3)%	(40.4)%
Other Sports	1.0	1.5	(35.5)%	(42.9)%	—	0.1	(74.4)%	> (100%)
Total Segment EBITDA (5) (6)	$16.2	$25.9	(37.5)%	(3.2)%	$35.6	$67.2	(47.0)%	(11.3)%

(1)	Three-month period ended November 30, 2015 vs. the three-month period ended November 30, 2014.

(2)
Represents the change in the constant currency U.S. dollars for the three-month period ended November 30, 2015 vs. the reported three-month period ended November 30, 2014. Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of foreign currency exchange fluctuations.

(3)	Six-month period ended November 30, 2015 vs. the six-month period ended November 30, 2014.

(4)
Represents the change in the constant currency U.S. dollars for the six-month period ended November 30, 2015 vs. the reported six-month period ended November 30, 2014. Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of foreign currency exchange fluctuations.

(5)
Represents a non-GAAP financial measure. For the relevant definitions and reconciliations to reported results, see “Non-GAAP Financial Measures” and Note 14 - Segment Information in the accompanying Notes to Consolidated Financial Statements.

(6)
Certain PSG functional platform costs are directly allocated to each operating segment based on usage or other relevant operational metrics. PSG’s functional platform costs consist of expenses incurred by centrally managed functions, including global information systems, finance and legal, distribution and logistics, sourcing and manufacturing, and other miscellaneous costs.

Three months ended November 30, 2015 compared to three months ended November 30, 2014

Hockey

Currency neutral Hockey revenues decreased by $12.0 million, or 10.5%, related to variations in ice hockey equipment product launch cycles, a 36.5% decline in performance apparel related to the prior year launch of 37.5™ apparel, and lower sales to our Russian and European distributors. Currency neutral Hockey revenues declined by 11.4% in North America, and 7.6% in the rest of the world. Including the impact of foreign exchange, reported Hockey revenues in the three-month period ended November 30, 2015 decreased by $21.5 million, or 19.0%.

Currency neutral Hockey segment EBITDA increased by $3.4 million, or 26.1% as a result of lower revenues which were partially offset by Hockey price increases in Canada, lower costs for new Hockey product launches in all regions, negotiated vendor cost savings, and lower SG&A costs largely due to a reduction in performance based incentives. Including the impact of foreign exchange, reported Hockey segment EBITDA in the three-month period ended November 30, 2015 decreased by $5.6 million, or 43.3%, to $7.3 million, driven by the significant impact of foreign exchange as well as the impacts described above.

Baseball/Softball

Baseball/Softball revenue in the three-month period ended November 30, 2015 increased by $1.7 million, or 3.5%, to $50.9 million due to a 4.4% increase in Easton Baseball/Softball sales driven by 28.5% growth in non-bat categories, partially offset by the launch of only one bat family compared to a two-family launch last year. Combat revenue decreased 9.9% or $0.2 million compared to prior year due to the early launch of Maxum bats this year compared to the traditional launch of bats in the second fiscal quarter of our fiscal year.

Baseball/Softball segment EBITDA in the three-month period ended November 30, 2015 decreased by $3.6 million, or 31.3%, to $7.9 million largely as a result of an approximately $3.0 million bad debt write-off related to outstanding receivables for an internet baseball retailer that filed for bankruptcy reorganization, lower gross margins due to unfavorable product mix in Easton Baseball/Softball (related to a decline in high margin Mako bat revenues), as well as SG&A investments in Easton Baseball/Softball sales and marketing and IT infrastructure which were partially offset by a reduction in performance based incentives.

Other Sports

Revenues in our Other Sports segment in the three-month period ended November 30, 2015 increased by $0.6 million, or 5.2%, to $10.2 million due to 8.5% growth in lacrosse sales, which was driven by growth in the helmet category related to the prior year NOCSAE decertification of the lacrosse CASCADE R model helmet. Inaria soccer uniform sales decreased by 14.1% over the prior year, 4.8% excluding the impact of foreign exchange, and was driven by revenue declines in the U.S.

Other Sports segment EBITDA in the three-month period ended November 30, 2015 decreased by $0.5 million, or 35.5%, due primarily to a $0.9 million bad debt write-off related to outstanding receivables for a customer who continues to pay slowly and had caused concern over such customer’s ability to continue to make timely payments and an increase in SG&A investments.

Six months ended November 30, 2015 compared to six months ended November 30, 2014

Hockey

Currency neutral Hockey revenues decreased by $20.5 million, or 7.5%, which was related to the timing and variation of product launches in ice hockey equipment, a 38.7% decline in performance apparel related to the prior year launch of 37.5™ apparel, economic contraction in Russia/Eastern Europe, and lower bookings/repeats due to retail consolidation of U.S. key accounts. Currency neutral Hockey revenues declined by 6.1% in North America, and 11.1% in the rest of the world. Including the impact of foreign exchange, reported Hockey revenues in the six-month period ended November 30, 2015 decreased by $44.4 million, or 16.2%.

Currency neutral Hockey segment EBITDA decreased by $1.1 million, or 2.2%, as a result of lower revenue and partially offset by cost reduction efforts in cost of goods sold and SG&A. Including the impact of foreign exchange, reported Hockey segment EBITDA in the six-month period ended November 30, 2015 decreased by $25.4 million, or 48.9%, to $26.5 million, driven by the significant impact of foreign exchange as well as the impacts described above.

Baseball/Softball

Baseball/Softball revenue in the six-month period ended November 30, 2015 increased by $1.5 million, or 1.8%, to $83.1 million due to a 1.5% increase in Easton Baseball/Softball revenues driven by double digit growth in Baseball/Softball accessories which offset the 8.0% decline in bats resulting from the prior year launch of two families of bats, compared to only one new family in the current year. Combat revenue increase of $0.6 million or 19.9% is driven by the launch of the new Maxum line of bats.

Baseball/Softball segment EBITDA in the six-month period ended November 30, 2015 decreased by $6.1 million, or 40.3%, to $9.1 million largely as a result of an approximately $3.0 million bad debt write-off related to outstanding receivables for an internet baseball retailer that filed for bankruptcy reorganization, lower gross margins due to unfavorable product mix in Easton Baseball/Softball (related to a decline in high margin Mako bat revenues), as well as SG&A investments in Easton Baseball/Softball sales and marketing and IT infrastructure which were partially offset by a reduction in performance based incentives.

Other Sports

Revenues in our Other Sports segment in the six-month period ended November 30, 2015 increased by $1.6 million, or 11.3%, to $15.6 million due to 12.9% growth in lacrosse sales, which was driven by continued strong growth in the Maverik line of heads and shafts, including the launch of the new Maverik CENTRIK head as well as strong helmet sales related to the prior year NOCSAE decertification of the lacrosse CASCADE R model helmet. Inaria soccer uniform sales also increased by 4.5% over the prior year, 11.7% excluding the impact of foreign exchange.

Other Sports segment EBITDA in the six-month period ended November 30, 2015 decreased by $0.1 million due primarily to a $0.9 million bad debt write-off related to outstanding receivables for a customer who continues to pay slowly and had caused concern over such customer’s ability to continue to make timely payments, which was partially offset by higher revenues and gross margins.

For operating segments data, please refer to Note 14 of the Notes to Consolidated Financial Statements.

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

The table below provides the reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended		Six Months Ended
(millions of U.S. dollars)	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Gross profit	$45.7	$55.9	$98.4	$119.9
Amortization & depreciation of intangible assets (1)	3.1	3.6	6.0	6.8
Inventory step-up/step-down & reserves (2)	—	0.9	—	7.1
Other (3)	1.8	1.8	1.8	1.8
Adjusted Gross Profit	$50.6	$62.2	$106.2	$135.6

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

(2)
Upon completion of the Easton Baseball/Softball Acquisition, the Company adjusted Easton Baseball/Softball’s inventories to fair market value. Included in the three-and six-month periods ended November 30, 2014 are charges to cost of goods sold resulting from the fair market value adjustment to inventory.

(3)
Other represents the impact of the closure of the Mississauga, Ontario distribution center in the three-and six-month periods ended November 30, 2015. In the three-and six-month periods ended November 30, 2014, other represents the impact of costs related to the lacrosse helmet decertification.

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

The table below provides the reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
(millions of U.S. dollars)	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Net income (loss)	$(4.5)	$1.0	$(8.9)	$11.8
Income tax expense (benefit)	(1.1)	1.2	(0.5)	5.7
Depreciation & amortization	5.7	5.6	10.9	10.7
Interest expense, net	4.8	4.1	9.1	8.9
Deferred financing fees	0.6	0.6	1.2	1.3
Unrealized (gain)/loss on derivative instruments, net (1)	0.7	(0.6)	(1.4)	0.9
Foreign exchange (gain)/loss (1)	1.2	5.1	8.3	7.1
EBITDA	$7.4	$17.0	$18.7	$46.4
Acquisition Related Charges:
Inventory step-up/step-down & reserves (2)	—	0.9	—	7.1
Rebranding/integration costs (3)	4.3	1.1	7.2	3.5
Acquisition costs (4)	0.3	0.9	1.9	1.0
Subtotal	$4.6	$2.9	$9.1	$11.6
Costs related to share offerings (5)	—	—	—	0.1
Share-based payment expense	1.4	1.6	2.1	3.3
Other (6)	1.9	2.5	2.0	2.5
Adjusted EBITDA	$15.3	$24.0	$31.9	$63.9

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

(2)
Upon completion of the Easton Baseball/Softball Acquisition, the Company adjusted Easton Baseball/Softball’s inventories to fair market value. Included in the three-and six-month periods ended November 30, 2014 are charges to cost of goods sold resulting from the fair market value adjustment to inventory.

(3)
The rebranding/integration costs for the three-and six-month periods ended November 30, 2015 are associated with the integration of the Easton Baseball/Softball Acquisition, costs related to the Company’s transition to a U.S. domestic issuer, integration costs related to the Own The Moment Hockey Experience retail stores, costs related to the proxy contest in October 2015, and costs related to the Company’s profitability improvement initiative. The rebranding/integration costs for the three-and six-month periods ended November 30, 2014 are associated with the integration of the Inaria acquisition, Combat acquisition and the Easton Baseball/Softball Acquisition.

(4)
Acquisition-related transaction costs include legal, audit, and other consulting costs. The three-and six-month periods ended November 30, 2015 include start-up costs related to the Own The Moment Hockey Experience retail stores. The three-and six-month periods ended November 30, 2014 include costs related to the Easton Baseball/Softball Acquisition. All periods presented include costs related to reviewing corporate opportunities.

(5)
The costs related to share offerings in the six-month period ended November 30, 2014 include legal, audit, and other consulting costs incurred as part of the secondary offerings of Common Shares completed by funds managed by Kohlberg Management VI, LLC on October 17, 2012, February 6, 2013 and November 1, 2013, respectively (collectively the “Kohlberg Offerings”).

(6)
Other represents the impact of the closure of the Mississauga, Ontario distribution center in the three-and six-month periods ended November 30, 2015. In the three-and six-month periods ended November 30, 2014, other represents the impact of costs related to the lacrosse helmet decertification.

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

The table below provides the reconciliation of net income (loss) to Adjusted Net Income/Loss and to Adjusted EPS:

	Three Months Ended		Six Months Ended
(millions of U.S. dollars, except share and per share amounts)	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Net income (loss)	$(4.5)	$1.0	$(8.9)	$11.8
Foreign exchange loss / (gain) (1)	2.8	3.7	7.9	6.7
Costs related to share offerings (2)	—	—	—	0.1
Acquisition-related charges (3)	7.3	6.2	14.6	18.0
Share-based payment expense	1.4	1.6	2.1	3.4
Other (4)	1.9	2.5	1.9	2.5
Tax impact on above items	(3.0)	(3.7)	(5.8)	(9.3)
Adjusted Net Income (Loss)	$5.9	$11.3	$11.8	$33.2
Average diluted shares outstanding	46,910,729	46,659,728	47,110,824	45,459,179
Adjusted EPS	$0.13	$0.24	$0.25	$0.73

(1)
The foreign exchange loss/gain represents the unrealized gain/loss on derivatives and the unrealized portion of the foreign exchange gain/loss from the Adjusted EBITDA table. The unrealized portion of the foreign exchange gain/loss in the three-and six-month periods ended November 30, 2015 was a loss of $2.1 million and a loss of $9.1 million, respectively. The unrealized portion of the foreign exchange gain/loss in the three-and six-month periods ended November 30, 2014 was a loss of $4.4 million and a loss of $5.9 million, respectively.

(2)	The costs related to share offerings in the six-month period ended November 30, 2014 include legal, audit, and other consulting costs incurred as part of the Kohlberg Offerings.

(3)
Acquisition-related charges include rebranding/integration costs, and legal, audit, and other consulting costs associated with acquisition transactions. The three-and six-month periods ended November 30, 2015 include integration of the Easton Baseball/Softball Acquisition, costs related to the Company’s transition to a U.S. domestic issuer, start-up and integration costs related to the Own The Moment Hockey Experience retail stores, costs related to the proxy contest in October 2015, and costs related to the Company’s profitability improvement initiative. The three-and six-month periods ended November 30, 2014 include costs related to the Inaria acquisition, Combat acquisition and the Easton Baseball/Softball Acquisition. All periods presented include costs related to reviewing corporate opportunities. The charges also include amortization of intangible assets in the three-and six-month periods ended November 30, 2015 of $2.7 million and $5.5 million, respectively, and the three-and six-month periods ended November 30, 2014 of $3.3 million and $6.4 million, respectively. Also included are charges to cost of goods sold resulting from the fair market value adjustment to inventory in the three-and six-month periods ended November 30, 2014 of $0.9 million and $7.1 million, respectively.

(4)
Other represents the impact of the closure of the Mississauga, Ontario distribution center in the three-and six-month periods ended November 30, 2015. In the three-and six-month periods ended November 30, 2014, other represents the impact of costs related to the lacrosse helmet decertification.

See “Factors Affecting our Performance - Impact of Foreign Exchange and Hedging Practices” for Adjusted Net Income (Loss) and Adjusted EPS in constant currency.

Liquidity and Capital Resources

Cash Flows

The primary sources of the Company’s cash are net cash flows from operating activities and funds available under its New ABL Facility (as defined in the Company’s Annual Report on Form 10-K). We believe that ongoing operations and associated cash flows, in addition to our cash resources and New ABL Facility, provide sufficient liquidity to support our business operations for at least the next 12 months. Furthermore, as of November 30, 2015, the Company held cash of $6.6 million, our working capital was $341.1 million, and we had availability of $66.5 million under the New ABL Facility, which provides further flexibility to meet any unanticipated cash requirements due to changes in working capital commitments or liquidity risks associated with financial instruments. Such changes may arise from, among other things, the seasonality of our business (see “Factors Affecting our Performance - Seasonality” and “Liquidity and Capital Resources”), the failure of one or more customers to pay their obligations (see Item 3, “Quantitative and Qualitative Disclosures About Market Risk”) or from losses incurred on derivative instruments, such as foreign currency forwards and interest rate contracts (see “Factors Affecting our Performance - Interest Expense”).

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities:

	Six Months Ended
(millions of U.S. dollars)	November 30, 2015	November 30, 2014
Net cash flows from (used in) operating activities	$(11.1)	$(4.2)
Net cash flows from (used in) investing activities	(25.4)	(4.2)
Net cash flows from (used in) financing activities	40.5	16.1
Effect of exchange rate changes on cash	(0.3)	(0.3)
(Decrease) / increase in cash	3.7	7.4
Beginning cash	2.9	6.9
Ending cash	$6.6	$14.3

Net Cash From (Used In) Operating Activities

Our largest source of operating cash flows is cash collections from the sale of inventory. Our primary cash outflows from operating activities are inventory purchases, personnel-related expenses, occupancy costs, payment of interest and payment of taxes. Net cash used in operating activities for the six-month period ended November 30, 2015 was $11.1 million, an increase of $6.9 million, compared to net cash used in operating activities of $4.2 million for the six-month period ended November 30, 2014, primarily driven by the following:

•
$33.0 million lower source of cash due to a receivable collected from BRG Sports, Inc. (formerly Easton-Bell Sports, Inc.) in the six-month period ended November 30, 2014 which consisted of cash receipts from customers collected by BRG Sports, Inc. during the period April 15, 2014 through May 31, 2014 that were owed to the Company as of May 31, 2014;

•	$6.4 million lower source of cash from accounts payable related to the timing of payments for inventory purchases;

•	$22.1 million higher use of cash as a result of lower cash earnings; partially offset by

•	$42.7 million higher source of cash from accounts receivable due to an increase in payments received for receivables; and

•
$13.1 million higher source of cash from inventory driven by the Company’s cash flow improvement initiative that is targeting an improvement in net cash flow from working capital of $30 million in Fiscal 2016 (excluding certain non-recurring costs or one-time costs that may be required to implement some of the related initiatives).

Net Cash From (Used In) Investing Activities

Our cash outflows used in investing activities are primarily for acquisitions and the purchase of property, plant and equipment and intangible assets. Net cash used in investing activities for the six-month period ended November 30, 2015 was

$25.4 million, an increase of $21.2 million, compared to net cash used of $4.2 million for the six-month period ended November 30, 2014, primarily due to the following:

•	$7.2 million of higher cash outflow related to the purchase of property, plant and equipment;

•
$4.3 million of higher cash outflow related to the acquisition in certain exclusive and perpetual licensing rights in technology assets from Q30 Sports, LLC, a privately held entity and a purchase of a non-controlling interest in Q30 Sports Science, LLC, a privately held entity and parent of Q30 Sports, LLC;

•	$4.0 million of higher cash outflow related to an increase in restricted cash in connection with the Company’s acquisition of technology assets from Q30 Sports, LLC; and

•
$5.0 million of higher cash outflow related to the purchase of a non-controlling interest in Cocona, Inc., a privately held entity that created and owns 37.5™ technology, a patented moisture management technology that utilizes body heat to evaporate moisture from apparel and equipment.

Net Cash From (Used In) Financing Activities

Our cash flows from financing activities consist primarily of proceeds from and repayment of debt, proceeds from the issuance of Common Shares and share issuances under stock option plans. Net cash from financing activities for the six-month period ended November 30, 2015 was $40.5 million, an increase of $24.4 million, compared to net cash from financing activities of $16.1 million for the six-month period ended November 30, 2014, primarily due to the following:

•	$22.9 million increase in net cash inflow related to the net movement in revolving debt;

•	$119.6 million increase in net cash inflow related to repayment of debt in the six-month period ended November 30, 2014; partially offset by

•	$117.0 million decrease in net cash inflow related to the net proceeds of the U.S. Initial Public Offering (“U.S. IPO”) in the six-month period ended November 30, 2014.

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

As of November 30, 2015, $330.5 million was drawn under the New Term Loan Facility and $132.1 million was drawn under the New ABL Facility. Following completion of the U.S. IPO on June 25, 2014, the Company used the net proceeds of the U.S. IPO and repaid approximately $119.5 million under the New Term Loan Facility. The repayment was first applied against the outstanding amortization payments and as such no further amortization payments are due for the life of the facility.

The interest rate on the Credit Facilities for the six-month period ended November 30, 2015 ranged from 1.93% to 4.50%. As of November 30, 2015, there are four letters of credit totaling $1.4 million outstanding under the New ABL Facility.

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

The following table depicts the Company’s Leverage Ratio:

	As of	As of	As of	As of	As of	As of
	November 30,	August 31,	May 31,	February 28,	November 30,	August 31,
	2015 (1) (2)	2015	2015	2015	2014	2014
Leverage Ratio	6.61	5.73	4.29	3.87	3.62	3.61

(1) Using the definition of EBITDA per the Credit Facilities, as described above, the Leverage Ratio was 7.79.
(2) Excluding the impact of foreign exchange on the Company’s trailing twelve month EBITDA, the Leverage Ratio was 4.35.

Off-Balance Sheet Arrangements

We enter into agreements with our manufacturing partners on tooling requirements for our manufactured products. These agreements form an important part of the Company’s supply chain strategy and cash flow management. The following table summarizes our vendor tooling commitments as of November 30, 2015 and Fiscal 2016:

(millions of U.S. dollars)
Vendor	Tooling acquisition value	Cost paid	Owed amounts as of November 30, 2015	Open purchase orders amortization value	Outstanding liability Fiscal 2016
Supplier A	$7.3	$5.8	$1.5	$0.2	$1.3
Supplier B	7.3	6.0	1.3	0.1	1.2
Supplier C	1.6	0.8	0.8	0.1	0.7
Supplier D	0.6	0.7	(0.1)	—	—
Supplier E	0.9	0.5	0.4	0.1	0.3
Supplier F	0.2	0.2	—	—	—
Supplier G	0.1	0.1	—	—	—
Supplier H	0.1	—	0.1	—	0.1
Total	$18.1	$14.1	$4.0	$0.5	$3.6

Capital Expenditures

In the three-month period ended November 30, 2015 and the three-month period ended November 30, 2014, we incurred capital expenditures of $7.3 million and $2.9 million, respectively. In the six-month period ended November 30, 2015 and the six-month period ended November 30, 2014, we incurred capital expenditures of $12.1 million and $4.9 million, respectively. As a percentage of revenues, our capital expenditures for the trailing twelve-months ended November 30, 2015 were 4.0% of revenues, compared to 1.5% of revenues for the trailing twelve-months ended November 30, 2014. The capital investments were incurred for information systems to assist in streamlining our growing organization, investments related to the Own The Moment Hockey Experience retail stores, leasehold improvements related to the Thousand Oaks, California Easton Baseball/Softball facility, tooling,

R&D and investments in retail marketing assets. The year-over-year increase is driven by investments related to the Own The Moment Hockey Experience retail stores, higher investments in information systems, leasehold improvements related to the Blainville, Quebec research, design and development facility and the Thousand Oaks, California Easton Baseball/Softball facility, and the addition of Easton Baseball/Softball, as compared to the prior year. Our ordinary course of operations requires minimal capital expenditures for equipment, given that we manufacture most of our products through our manufacturing partners. Going forward, to support our growth and key business initiatives, we currently anticipate the levels of capital expenditures to remain higher, and quarterly levels may be uneven, as we continue to invest in information systems, Own The Moment Hockey Experience retail stores, and the Thousand Oaks, California Easton Baseball/Softball facility.

Contractual Obligations

The following table summarizes our contractual obligations as of November 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(millions of U.S. dollars)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations (1)	$25.3	$4.6	$6.1	$4.1	$10.5
Financing and capital lease obligations (1)	19.8	1.7	3.4	3.4	11.3
Endorsement contracts (2)	21.5	9.2	8.9	2.0	1.4
Long-term borrowings: (3)
New ABL Facility	132.1	132.1	—	—	—
New Term Loan Facility due 2021	330.5	—	—	—	330.5
Interest payment obligations	81.7	15.2	30.4	30.4	5.7
Inventory purchases (4)	70.4	70.4	—	—	—
Non-inventory purchases (5)	6.9	6.6	0.2	0.1	—
Total	$688.2	$239.8	$49.0	$40.0	$359.4

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

(3)
The New ABL Facility and the New Term Loan Facility due 2021 amounts represent principal payments on outstanding debt. The interest payment obligations represent interest payments on the term loan due 2021. Estimates of interest payments are based on outstanding principal amounts, currently effective interest rates as of November 30, 2015, and the term of the debt obligation. The interest payment obligations exclude expected interest payments on our revolving loan, which can fluctuate based on the amount of outstanding borrowings in any given period. For more information, please refer to the “Indebtedness” section.

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

Contingencies

In connection with the purchase of Bauer Hockey from Nike, Inc. on April 16, 2008 (the “Business Purchase”), a subsidiary of Kohlberg Sports Group Inc., a Cayman Island corporation (“KSGI”), agreed to pay additional consideration to Nike, Inc. (“Nike”) in future periods based upon the attainment of a qualifying exit event. As of November 30, 2015, the maximum potential future consideration pursuant to such arrangements, to be resolved on or before April 16, 2016, such date being the eighth anniversary of April 16, 2008, is $10.0 million. As a condition to the acquisition in connection with our initial public offering in Canada in March 2011, the former securityholders of KSGI, who sold KSGI and its subsidiaries to the Company on March 10, 2011 pursuant to the acquisition agreement dated March 3, 2011 (the “Existing Holders”), entered into a reimbursement agreement with the Company pursuant to which each of the Existing Holders agreed to reimburse the Company, on a pro rata basis, in the event that the Company or any of its subsidiaries are obligated to make such a payment to Nike.

The Company previously entered into employment agreements with the former owners of Inaria in connection with the closing of the acquisition of Inaria. Included in the employment agreements are yearly performance bonuses payable in the event Inaria achieves gross profit targets in the period one to four years following the closing date, such date being October 16, 2012. These amounts, if any, will be accrued over the required service period. As of November 30, 2015, the potential undiscounted amount of the future payments that the Company could be required to make is between $0 and $0.9 million Canadian dollars.

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

As of November 30, 2015, there have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015. See “Factors Affecting Our Performance - Impact of Foreign Exchange and Hedging Practices” for more information.

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

As of November 30, 2015, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Item 1A.	RISK FACTORS

As of November 30, 2015, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2015.

Item 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description
10.1	Offer Letter to Amir Rosenthal, dated May 26, 2015 and effective June 1, 2015.

10.2	Amended and Restated Employment Agreement between Bauer Hockey, Inc. and Matt Smith, effective as of March 9, 2011.

10.3	Offer Letter to Matt Smith, dated November 30, 2015 and effective as of December 3, 2015.

10.4	Amended and Restated Employment Agreement between Bauer Hockey, Inc. and Mark Vendetti, effective as of December 14, 2015.

10.5	Form of Deferred Stock Unit Award Agreement (for U.S. directors) for grants under the Omnibus Equity Incentive Plan.

10.6	Form of Deferred Stock Unit Award Agreement (for Canadian directors) for grants under the Omnibus Equity Incentive Plan.

10.7	Form of Restricted Stock Unit Award Agreement for grants under the Omnibus Equity Incentive Plan.

10.8	Form of Nonqualified Stock Option Award Agreement for grants under the Omnibus Equity Incentive Plan.

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended November 30, 2015.

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended November 30, 2015.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended November 30, 2015.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended November 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE SPORTS GROUP LTD.

Dated:	January 13, 2016	By:	/s/ Mark Vendetti
Mark Vendetti
Executive Vice President/Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Offer Letter to Amir Rosenthal, dated May 26, 2015 and effective June 1, 2015.

10.2	Amended and Restated Employment Agreement between Bauer Hockey, Inc. and Matt Smith, effective as of March 9, 2011.

10.3	Offer Letter to Matt Smith, dated November 30, 2015 and effective as of December 3, 2015.

10.4	Amended and Restated Employment Agreement between Bauer Hockey, Inc. and Mark Vendetti, effective as of December 14, 2015.

10.5	Form of Deferred Stock Unit Award Agreement (for U.S. directors) for grants under the Omnibus Equity Incentive Plan.

10.6	Form of Deferred Stock Unit Award Agreement (for Canadian directors) for grants under the Omnibus Equity Incentive Plan.

10.7	Form of Restricted Stock Unit Award Agreement for grants under the Omnibus Equity Incentive Plan.

10.8	Form of Nonqualified Stock Option Award Agreement for grants under the Omnibus Equity Incentive Plan.

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended November 30, 2015.

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended November 30, 2015.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended November 30, 2015.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended November 30, 2015.