Form 10-Q
period 2016-02-29
Performance Sports Group Ltd.
filed 2016-04-14
CIK 1514242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of the close of business on April 13, 2016, there were 45,566,680 shares of the registrant’s Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	February 29, 2016	May 31, 2015
ASSETS
Cash	$2,584	$2,932
Restricted cash	2,000	—
Trade and other receivables, net of allowance for doubtful accounts of $25,256 and $2,038, respectively	191,659	199,375
Inventories, net	171,573	174,546
Income taxes receivable	10,419	7,393
Deferred income taxes	—	15,465
Prepaid expenses and other current assets	7,528	4,985
Total current assets	385,763	404,696

Property, plant and equipment, net of accumulated depreciation of $25,769 and $19,337, respectively	67,855	47,051
Goodwill	46,950	102,755
Intangible assets, net	185,700	276,754
Deferred income taxes	—	8,150
Other non-current assets	11,662	5,511
TOTAL ASSETS	$697,930	$844,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$117,073	$90,550
Accounts payable	57,729	41,518
Accrued liabilities	47,688	45,756
Current portion of retirement benefit obligations	300	320
Current portion of financing and capital lease obligations	184	179
Total current liabilities	222,974	178,323

Long-term debt	322,638	320,271
Retirement benefit obligations	4,434	5,057
Financing and capital lease obligations	25,628	14,406
Deferred income taxes	10,071	14,741
Other non-current liabilities	1,593	358
TOTAL LIABILITIES	587,338	533,156

STOCKHOLDERS’ EQUITY
Common stock, no par value; unlimited shares authorized; 45,566,680, and 45,552,180 shares issued and outstanding at February 29, 2016 and May 31, 2015, respectively	273,382	273,332
Additional paid-in capital	4,075	5,385
Retained earnings (deficit)	(140,889)	56,022
Accumulated other comprehensive loss	(25,976)	(22,978)
TOTAL STOCKHOLDERS’ EQUITY	110,592	311,761
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$697,930	$844,917

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except share and per share data)

	Three months ended February 29 and 28,		Nine months ended February 29 and 28,
	2016	2015	2016	2015
Revenues	$126,081	$137,746	$454,157	$507,135
Cost of goods sold	90,689	95,489	320,381	345,009
Gross profit	35,392	42,257	133,776	162,126
Selling, general and administrative expenses	54,443	34,118	134,083	109,069
Research and development expenses	6,434	5,974	18,579	18,509
Impairment of goodwill and intangible assets	145,112	—	145,112	—
Operating income (loss)	(170,597)	2,165	(163,998)	34,548
Interest expense, net	5,406	4,768	15,688	14,960
Realized gain on derivatives	(746)	(1,431)	(1,983)	(4,878)
Unrealized loss on derivatives	2,589	56	1,224	994
Foreign exchange loss	483	13,243	8,796	20,341
Gain on bargain purchase	(987)	—	(987)	—
Other expenses (income)	(7)	64	(42)	152
Income (loss) before income taxes	(177,335)	(14,535)	(186,694)	2,979
Income tax expense (benefit)	10,722	(2,071)	10,217	3,665
Net loss	$(188,057)	$(12,464)	$(196,911)	$(686)

Earnings (loss) per share:
Basic	$(4.13)	$(0.28)	$(4.32)	$(0.02)
Diluted	$(4.13)	$(0.28)	$(4.32)	$(0.02)
Weighted-average shares outstanding:
Basic	45,566,680	44,699,821	45,558,534	43,559,710
Diluted	45,566,680	44,699,821	45,558,534	43,559,710

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended February 29 and 28,		Nine months ended February 29 and 28,
	2016	2015	2016	2015
Net loss	$(188,057)	$(12,464)	$(196,911)	$(686)
Other comprehensive income (loss):
Foreign currency translation adjustments	(144)	(5,364)	(3,099)	(8,321)
Defined benefit pension plans, net of tax:
Actuarial gains, net of tax	8	66	101	97
Reclassification adjustments included in net income (loss), net of tax	—	5	—	15
Other comprehensive loss	(136)	(5,293)	(2,998)	(8,209)
Comprehensive loss	$(188,193)	$(17,757)	$(199,909)	$(8,895)

See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended February 29 and 28,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(196,911)	$(686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based payment expense	4,156	4,935
Depreciation and amortization	18,225	17,747
Impairment of goodwill and intangible assets	145,112	—
Unrealized loss from derivatives	1,224	994
Deferred income taxes	14,410	3,228
Bad debt expense	24,203	1,118
Gain on bargain purchase	(987)	—
Loss on disposal of assets	227	29
Changes in operating assets and liabilities excluding the effect of acquisitions:
Trade and other receivables	(17,578)	(23,044)
Inventories	4,578	(20,670)
Prepaid expenses and other assets	(5,091)	(14,011)
Trade and other payables	15,912	12,691
Accrued and other liabilities	2,632	21,153
Net cash provided by operating activities	10,112	3,484

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(5,585)	732
Increase in restricted cash	(2,000)	—
Purchase of equity securities	(6,000)	—
Purchase of property, plant and equipment and intangible assets	(24,057)	(9,821)
Net cash used in investing activities	(37,642)	(9,089)

FINANCING ACTIVITIES
Repayment of debt	—	(119,605)
Net movement in revolving debt	27,181	24,619
Payments on financing obligations	(112)	(114)
Proceeds from issuance of common stock	—	126,500
Common stock issuance costs	—	(9,739)
Proceeds from stock options exercises	38	867
Excess tax benefits from share-based compensation	—	5,736
Payment of taxes upon net stock option exercise	—	(7,017)
Net cash provided by financing activities	27,107	21,247
Effect of exchange rate changes on cash	75	(1,792)
Net increase (decrease) in cash	(348)	13,850
Cash at beginning of period	2,932	6,871
Cash at end of period	$2,584	$20,721

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,204	$12,496
Income taxes	2,355	9,487
Non-cash investing and financing activities:
Capitalization of costs related to financing lease obligation	12,008	7,829
Capitalization of intangible assets	2,150	—
Acquisition of subsidiaries	5,357	—
See accompanying notes to consolidated financial statements.

PERFORMANCE SPORTS GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the three and nine months ended February 29, 2016 and February 28, 2015
(In thousands, except share and per share data)

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

2. SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended May 31, 2015.

Recent Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU revises how entities measure and recognize equity investments and present changes in the fair value of financial liabilities. The provisions of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017. Early adoption is permitted under certain circumstances. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact this accounting standard will have on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This ASU indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff have indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company does not expect the adoption of ASU 2015-15 to have any effect on the Company’s financial position or results of operations.

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

3. BUSINESS ACQUISITIONS

Easton Hockey

On January 13, 2016 (the “Closing Date”), the Company, through its wholly-owned subsidiaries, Bauer Hockey, Inc. and Bauer Hockey Corp., acquired substantially all of the assets and assumed certain liabilities of Easton Hockey Holdings, Inc. (the “Easton Hockey Acquisition”), a manufacturer and distributor of hockey equipment, pursuant to an asset purchase agreement among Bauer Hockey, Inc., Bauer Hockey Corp., Easton Hockey Holdings, Inc., Easton Hockey, Inc. and Easton Hockey Canada, Inc. The Easton Hockey Acquisition provides the Company with intellectual property that strengthens its research and development portfolio and provides the Company with full ownership and control of the Easton brand in all sports other than cycling and archery.

The purchase price paid by the Company at closing was $5,585 in cash, with future cash payments of an aggregate of $5,358 payable over 10 months following the Closing Date. The Company financed the Easton Hockey Acquisition through additional borrowings on its asset-based revolving loan.

The Company has completed a preliminary valuation of assets acquired and liabilities assumed. The estimates and assumptions used in determining the preliminary fair values of certain assets and liabilities are subject to change within the measurement period, which is up to one year from the Closing Date. The primary areas of the allocation of the purchase price that are not yet finalized include trade receivables, inventories, property, plant and equipment and deferred income taxes since the Easton Hockey Acquisition occurred in the current fiscal quarter. The preliminary allocation of the purchase price to the individual assets acquired and liabilities assumed under the purchase method of accounting resulted in a gain on bargain purchase of $987. The gain on bargain purchase associated with the Easton Hockey Acquisition was due to a distressed sale by the previous owners whose financial position had been deteriorating over time.

The following table presents the preliminary allocation of purchase price related to the Easton Hockey business as of the Closing Date of the Easton Hockey Acquisition:

Net assets acquired:
Trade receivables	$5,685
Inventories	6,000
Property, plant and equipment	350
Intangible assets	1,175
Other assets	327
Total assets acquired	13,537
Current liabilities	(1,607)
Total liabilities assumed	(1,607)
Net assets acquired	$11,930
Consideration paid or payable to seller	$10,943
Gain on bargain purchase	$987

The estimated fair values and useful lives of intangible assets acquired as of the acquisition date were as follows:

	Amount	Weighted-Average Remaining Useful Life
Trade names and trademarks	$370	7
Customer relationships	155	8
Purchased technology	650	7
Total intangible assets acquired	$1,175

The trade names and trademarks and purchased technology were valued using the relief-from-royalty method. The relief-from-royalty method recognizes that the current value of an asset may be premised upon the expected receipt of future economic benefit in the use of the acquired technology. These benefits are generally considered to be higher income resulting from the avoidance of a loss in revenue that would likely occur without the specific technology.

Customer relationships were valued using the excess earnings method. The excess earnings method recognizes that the current value of an asset may be premised upon the present value of the earnings it generates, net of a reasonable return on other assets also contributing to that stream of earnings.

The Company incurred acquisition-related costs of $414 in the three and nine months ended February 29, 2016 relating to external legal fees, consulting fees and due diligence costs. These costs are included in selling, general and administrative expenses.

The amounts of Easton Hockey's revenue and net loss excluding the gain on bargain purchase included in the Company’s consolidated statements of income for the three and nine months ended February 29, 2016 were $848 and $2,729, respectively.

Pro forma information (Unaudited)

The Company has not provided unaudited pro forma revenue and earnings of the Company as if the Easton Hockey Acquisition had occurred on June 1, 2014 due to the effects of the Easton Hockey Acquisition not being considered material.

4. SEASONALITY

Each of our sports demonstrates substantial seasonality. The spring/summer season of baseball/softball is complementary to the fall/winter season of hockey, and as a result, our quarterly sources of revenue and profitability are more balanced throughout our fiscal year. The more evenly distributed seasonality of the combined business provides more consistent working capital levels and allows us to improve our efficiency in our manufacturing, distribution and other efforts.

Generally, our highest sales volumes for hockey occur during the first fiscal quarter of our fiscal year, followed by the next highest sales volumes in the second fiscal quarter of our fiscal year. Our lowest sales volumes for hockey occur during the third fiscal quarter of our fiscal year. Launch timing of our products add some variations between fiscal quarters each fiscal year.

In baseball/softball, our highest sales volumes generally occur in the third fiscal quarter of our fiscal year and the lowest sales volumes occur in the first fiscal quarter of our fiscal year.

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

5. TRADE AND OTHER RECEIVABLES, NET

The Company recorded bad debt expense of $18,952 and $24,203 in the three and nine months ended February 29, 2016, respectively. The recorded bad debt in the three months ended February 29, 2016 included a write down of a receivable balance from a U.S. national sporting goods retailer that has filed under chapter 11 and additional bad debt reserves primarily for certain U.S. hockey customers. The recorded bad debt in the nine months ended February 29, 2016 also included a write down of a receivable balance from an internet baseball retailer that has filed under chapter 11. The Company recorded bad debt expense of $309 and $1,118 in the three and nine months ended February 28, 2015, respectively.

6. INTANGIBLE ASSETS, NET AND GOODWILL

Intangible assets

Intangible assets, net consisted of the following:

	February 29, 2016			May 31, 2015
	Gross Amount	Accumulated Amortization	Carrying Value	Gross Amount	Accumulated Amortization	Carrying Value
Trade names and trademarks	$149,976	$—	$149,976	$199,481	$—	$199,481
Purchased technology	23,924	(5,839)	18,085	21,413	(7,135)	14,278
Customer relationships	31,614	(15,953)	15,661	86,513	(23,518)	62,995
Leases	2,150	(172)	1,978	—	—	—
Total	$207,664	$(21,964)	$185,700	$307,407	$(30,653)	$276,754

In October 2015, the Company acquired certain licensing rights in technology assets (“Q30 Technology”) on an exclusive and perpetual basis for the amount of $7,000 from Q30 Sports, LLC, a privately held entity. Q30 Sports, LLC and its parent company, Q30 Sports Science, LLC, have acquired and developed, and are currently testing, proprietary technology that has the potential to reduce indicators of mild traumatic brain injury. The Company paid $3,000 in cash on October 15, 2015, and the balance of $4,000 was paid on January 4, 2016. The Company maintained restricted cash balances of $4,000 through January 4, 2016 at which time, the amount decreased to $2,000. Future licensing payments of up to $18,000 are conditional upon the achievement of certain product development and sales milestones. These milestones have not yet been achieved. In addition, the Company purchased a $1,000 non-controlling interest in Q30 Sports Science, LLC, also a privately held entity. Refer to Note 7 - Other Non-Current Assets for details on the Company’s investment in Q30 Sports Science, LLC.

Goodwill

Goodwill consisted of the following:

	Hockey	Baseball/Softball	Other Sports	Total
Balance as of May 31, 2015	$43,840	$55,374	$3,541	$102,755
Impairment	—	(55,374)	(382)	(55,756)
Exchange differences	—	—	(49)	(49)
Balance as of February 29, 2016	$43,840	$—	$3,110	$46,950

Impairment

The Company recorded impairment on goodwill and intangible assets as follows:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2016	2015	2016	2015
Trade names and trademarks	$46,940	$—	$46,940	$—
Purchased technology	1,894	—	1,894	—
Customer relationships	40,522	—	40,522	—
Goodwill	55,756	—	55,756	—
Total impairment of goodwill and intangible assets	$145,112	$—	$145,112	$—

The Company assesses potential impairments of its long-lived assets, including definite-lived intangible assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. The Company performs, on an annual basis, an impairment test of goodwill as of March 1 and indefinite-lived intangible assets as of May 31 unless an event occurs that triggers additional interim testing. The Company’s third quarter financial performance, combined with revised outlook for the Company for fiscal 2016 and a decline in its market capitalization during the quarter, triggered the requirement for an interim impairment test for its indefinite-lived and definite-lived assets in all reporting units during the three months ended February 29, 2016. The Company tested the intangible assets and goodwill at the same time, however, the tests were performed in the appropriate order.

The Company tested the indefinite-lived intangibles (i.e. trade names and trademarks) for impairment as of February 29, 2016. The test involved the assessment of the fair value of the trade names and trademarks based on Level 3 unobservable inputs, using a relief-from-royalty method. The result of the impairment test indicated that the carrying value of the Easton Baseball/Softball trade names and trademarks exceeded their fair value and the Company recorded a preliminary and best estimate non-cash impairment of $46,940, and a related tax benefit of $4,348.

In conjunction with the second step of the analysis of goodwill for the Baseball/Softball reporting unit (discussed below), the Company tested the Baseball/Softball long-lived assets, including definite-lived intangible assets for impairment. The test involved assessing whether the carrying value of the long-lived assets may not be recoverable. The carrying amount of the long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying amount is not recoverable, an impairment charge would be recognized when the carrying amount of the long-lived assets exceeds its fair value. The Baseball/Softball purchased technology was valued using a relief-from-royalty method, based on Level 3 unobservable inputs. The Baseball/Softball customer relationships were valued using the excess earnings method, based on Level 3 unobservable inputs. The result of the impairment test indicated that the carrying value of the Baseball/Softball purchased technology and customer relationships exceeded their fair value and the Company recorded a preliminary and best estimate non-cash impairment of $1,894 and $40,522, respectively.

The first step of the goodwill impairment test indicated that there may be goodwill impairment in each of the Baseball/Softball and Soccer reporting units. The goodwill associated with each of the Hockey and Lacrosse reporting units was deemed not to be impaired. The Company estimated the fair value of the reporting units utilizing a combination of the market and income approach. The inputs used to calculate the fair value included a number of subjective factors, such as estimates of future cash flows, estimates of our future cost structure, discount rates for our estimated cash flows, required level of working capital, assumed terminal value, and time horizon of cash flow forecasts, all Level 3 unobservable inputs.

The second step of the goodwill test for each of the Baseball/Softball and Soccer reporting units was performed preliminarily during the preparation of the third fiscal quarter consolidated financial statements. Assessing the fair value of goodwill includes making assumptions about future cash flows, discount rates and asset lives using then best available information, all Level 3 unobservable inputs. These assumptions are subject to a high degree of complexity and judgment. Due to the complexity and effort required to estimate the fair value of each of the Baseball/Softball and Soccer reporting units in the second step of the analysis, the fair value estimates were based on preliminary analyses and assumptions that are subject to change. The Company’s preliminary step two analysis and best estimate resulted in a non-cash goodwill impairment of the entire amount of the Baseball/Softball reporting unit goodwill of $55,374 due to a decline in the sales and gross profit of the Easton brand and the bankruptcy of certain key customers. A tax benefit of $1,747 was recognized for this impairment charge. The Company’s preliminary step two analysis and best estimate also resulted in a non-cash goodwill impairment of $382 in the Soccer reporting unit was due to, among other things, higher operating costs. The second step of the goodwill test will be completed in the fourth fiscal quarter and any adjustment to the amount recorded, which could differ materially, will be recorded in the fourth fiscal quarter of fiscal 2016.

7. OTHER NON-CURRENT ASSETS

In September 2015, the Company purchased a non-controlling interest in Cocona, Inc., a privately held entity that created and owns 37.5TM technology, a patented moisture management technology that utilizes body heat to evaporate moisture from apparel and equipment. Bauer Hockey launched its base layer, team apparel and elite protective equipment incorporating 37.5TM technology at retail in spring 2014. The use of 37.5TM technology is exclusive to the Company in hockey, baseball/softball (excluding MLB-licensed apparel), and lacrosse and non-exclusive to the Company in soccer through 2020. The amount of the investment totaled $5,000. Contemporaneous with the investment, Cocona, Inc. and the Company entered into a new license agreement that, among other things, removed the obligation for the Company and its affiliates to pay exclusivity fees (under the former license these fees could potentially have exceeded over $5,000 through 2020).

In October 2015, the Company purchased a $1,000 non-controlling interest in Q30 Sports Science, LLC, a privately held entity. Refer to Note 6 - Intangible Assets, Net for a description of Q30 Sports Science, LLC.

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

8. DEBT

The total debt outstanding is comprised of:

	February 29, 2016	May 31, 2015
Asset-based revolving loan	$119,240	$92,878
Term loan due 2021	330,457	330,457
Financing costs	(9,986)	(12,514)
Total debt	$439,711	$410,821

Current	$117,073	$90,550
Non-current	322,638	320,271
Total debt	$439,711	$410,821

9. RESTRUCTURING COSTS

In February 2016, the Company discontinued distribution operations at its distribution facility (the “Distribution Facility”) in Mississauga, Ontario. As a result, 56 employees were terminated between January and February 2016. The Distribution Facility was closed in an effort to better align the Company’s distribution activities with its overall business needs while enabling the Company to better serve its customers.

The restructuring liability, which is recorded in accrued liabilities on the consolidated balance sheet, is summarized as follows:

	Severance and other employee-related costs	Other Costs	Total
Balance as of May 31, 2015	$—	$—	$—
Charges	2,729	709	3,438
Payments	(2,248)	(709)	(2,957)
Foreign currency and other	(127)	—	(127)
Balance at February 29, 2016	$354	$—	$354

The Company recognized restructuring costs of $1,715 and $3,438 in the three and nine months ended February 29, 2016, respectively, which are included in cost of goods sold.

10. INCOME TAXES

Income tax expense (benefit) is recognized based on management’s best estimate of the annual effective income tax rate expected for the full fiscal year applied to income (loss) before income taxes of the interim period. Deferred tax assets are recorded to the extent the Company believes these assets are more likely than not to be realized. In evaluating its ability to realize the tax benefits associated with deferred tax assets, the Company considers all available positive and negative evidence, including historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years and the availability of tax planning strategies. A valuation allowance is provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the three months ended February 29, 2016, the Company’s operating losses were greater than anticipated. As a result of the operating loss, the Company entered into a three-year cumulative loss position for certain taxable jurisdictions during the third quarter of fiscal 2016. After consideration of these factors and an evaluation of all positive and negative evidence, the Company has determined that it is more likely than not that it will not be able to realize the benefits of its deferred tax assets. Accordingly, at February 29, 2016, the Company recorded an incremental charge of $19,227 to establish a full valuation allowance against the impacted deferred tax assets, including net operating loss carryforwards that expire at various dates in the next 17 years. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future years. These events and circumstances contributed to the Company recording income tax expense for the three and nine months ended February 29, 2016, despite incurring pre-tax losses in those periods of $177,335 and $186,694, respectively.

Income tax expense for the three and nine months ended February 29, 2016 was $10,722 and $10,217, respectively. Income tax expense for both periods was comprised primarily of discrete items, including a $19,227 expense to record a valuation allowance on deferred tax assets, partially offset by a benefit of $6,131 on impairment expense and a benefit of $3,051 for the amount of tax recoverable by carryback of the current year’s loss to prior years.

Income tax benefit for the three months ended February 28, 2015 was $2,071 on a pre-tax loss of $14,535, for an effective tax rate (“ETR”) of 14.2%. The relatively low ETR was primarily due to unrealized capital losses for which no tax benefit could be recognized. Income tax expense for the nine months ended February 28, 2015 was $3,665 on pre-tax income of $2,979, for an ETR of 123.0%. The high ETR was primarily due to unrealized capital losses for which no tax benefit could be recognized.

11. STOCKHOLDERS’ EQUITY

On June 25, 2014, the Company completed its underwritten public offering in the United States and Canada (the “Offering”) of 8,161,291 Common Shares at a price to the public of $15.50 per share, for total gross proceeds of approximately $126,500, including the exercise in full of the over-allotment option. The Company used the net proceeds of the Offering to repay $119,500 of the New Term Loan Facility. The Company incurred $213 and $9,739 in common stock issuance costs in the three and nine months ended February 28, 2015, respectively. These costs are recorded in common stock in the consolidated balance sheets.

12. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense as follows:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2016	2015	2016	2015
Share-based compensation for employee awards	$1,354	$1,384	$3,403	$4,333
Share-based compensation for non-employee awards	368	274	753	602
Total share-based compensation	$1,722	$1,658	$4,156	$4,935

Omnibus Equity Incentive Plan

The Omnibus Equity Incentive Plan was adopted by the Board of Directors on August 11, 2015 and approved by the shareholders of the Company on October 14, 2015 at the Company’s annual and special meeting of shareholders. The Omnibus Equity Incentive Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), other stock-based awards, and performance compensation awards. The total number of Common Shares reserved for issuance under the Omnibus Equity Incentive Plan is 3,000,000 Common Shares. At February 29, 2016, the maximum number of Common Shares available for future issuance under the Omnibus Equity Incentive Plan was 1,424,209.

The Company grants awards under the Omnibus Equity Incentive Plan to employees, non-employees, and directors of the Company or its affiliates. Employee service-based awards have a contractual life of 10 years and typically vest over a period of 4 years from grant-date. Non-employee service-based awards have a contractual life of 10 years and typically vest over a period of up to 6 years. Director service-based awards fully vest on the applicable date of grant and the Company settles the awards following the director’s separation from service with the Company in accordance with the Omnibus Equity Incentive Plan and pursuant to the terms and conditions of the applicable grant agreement.

Under the terms of the Omnibus Equity Incentive Plan, each eligible director (‘‘Eligible Directors’’) may elect to receive up to 100% of the cash portion of such director’s compensation in the form of DSUs. If the Eligible Director elects to receive all or a portion of such director’s cash compensation in DSUs, such election is fixed for the ensuing fiscal year. In addition, Eligible Directors receive the equity portion of their compensation in the form of DSU’s. The number of Common Shares awarded to satisfy that liability is variable based on the value of the Common Shares at the time of settlement of the liability. The DSUs are therefore classified as liability awards.

The assumptions used for options granted to acquire Common Shares and the fair value at the date of grant under the Omnibus Equity Incentive Plan is noted in the following table:

Nine Months Ended February 29, 2016
Weighted average expected term (in years)	6.7
Weighted average expected volatility	30.54%
Weighted average risk-free interest rate	1.68%
Weighted average forfeiture rate	1.78%
Expected dividend yield	—%
Weighted average fair value per option granted	$3.64

Information concerning options activity under the Omnibus Equity Incentive Plan for options to acquire Common Shares is summarized as follows:

	Nine Months Ended February 29, 2016
	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of period	—	$—
Granted	1,293,178	12.45
Forfeited	(29,650)	10.54
Outstanding, end of period	1,263,528	$12.50
Options vested and expected to vest, end of period	1,241,350	$12.50
Options exercisable, end of period	—	$—

Information concerning RSUs activity under the Omnibus Equity Incentive Plan is summarized as follows:

	Nine Months Ended February 29, 2016
	Number of RSUs	Weighted-Average Fair Value
Outstanding, beginning of period	—	$—
Granted	307,433	12.33
Forfeited	(9,155)	10.37
Outstanding, end of period	298,278	$12.21
Vested, end of period	—	$—

Employee Inducement Award

On January 20, 2016, the Company granted non-qualified stock options to acquire 90,000 Common Shares and granted RSUs representing the right to receive 30,000 Common Shares, pursuant to New York Stock Exchange Rule 303A.08 and Section 613(c) of the Toronto Stock Exchange Company Manual, as an employee inducement award and outside the terms of the Omnibus Equity Incentive Plan. The awards have a contractual life of 10 years and vest in 25% cumulative installments on each of the first four anniversaries of the date of grant, subject to continued employment through the applicable vesting dates.

The assumptions used for options granted to acquire Common Shares and the fair value at the date of grant for the Employee Inducement Award is noted in the following table:

Nine Months Ended February 29, 2016
Weighted average expected term (in years)	6.3
Weighted average expected volatility	32.14%
Weighted average risk-free interest rate	1.64%
Weighted average forfeiture rate	3.07%
Expected dividend yield	—%
Weighted average fair value per option granted	$2.21

The RSUs weighted average fair value at date of grant and at February 29, 2016 is $6.30.

Second Amended and Restated 2011 Plan (“2011 Plan”)

In connection with the adoption of the Omnibus Equity Incentive Plan, no further options will be granted under the 2011 Plan. The 2011 Plan will continue to govern options previously granted under the 2011 Plan and remain outstanding.

Deferred Share Unit Plan (“DSU Plan”)

In connection with the adoption of the Omnibus Equity Incentive Plan, no further DSUs will be granted under the DSU Plan. The DSU Plan will continue to govern DSUs previously granted under the DSU Plan and remain outstanding.

13. EARNINGS PER SHARE

The following is a reconciliation from basic earnings per Common Share to diluted earnings per Common Share:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2016	2015	2016	2015
Net income (loss)	$(188,057)	$(12,464)	$(196,911)	$(686)
Weighted average common shares outstanding, assuming conversion of proportionate voting shares - Basic	45,566,680	44,699,821	45,558,534	43,559,710
Assumed conversion of dilutive stock options and awards	—	—	—	—
Diluted weighted average common shares outstanding	45,566,680	44,699,821	45,558,534	43,559,710
Basic earnings (loss) per common share	$(4.13)	$(0.28)	$(4.32)	$(0.02)
Diluted earnings (loss) per common share	$(4.13)	$(0.28)	$(4.32)	$(0.02)

Anti-dilutive stock options and awards excluded from diluted earnings (loss) per share calculation	808,879	2,398,589	1,307,187	2,440,610

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss), net of taxes, are as follows:

	Foreign currency translation	Defined benefit pension plans	Total
Balance as of May 31, 2014	$(13,765)	$(934)	$(14,699)
Other comprehensive income (loss) before reclassifications	(8,321)	97	(8,224)
Amounts reclassified from accumulated other comprehensive loss to net income	—	15	15
Balance at February 28, 2015	$(22,086)	$(822)	$(22,908)

Balance as of May 31, 2015	$(21,956)	$(1,022)	$(22,978)
Other comprehensive income (loss) before reclassifications	(3,099)	101	(2,998)
Balance at February 29, 2016	$(25,055)	$(921)	$(25,976)

15. SEGMENT INFORMATION

The Company has two reportable operating segments, Hockey and Baseball/Softball. The remaining operating segments do not meet the criteria for a reportable segment and are included in Other Sports. The Hockey segment includes the Bauer, Mission and Easton Hockey brands. The Baseball/Softball segment includes the Easton Baseball/Softball and Combat brands. Other Sports includes the Lacrosse and Soccer operating segments, which includes the Maverik and Cascade brands for Lacrosse, and the Inaria brand for Soccer.

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

PSG corporate expenses, currency related gains (losses), acquisition related expenses and other costs are not controlled by the management at each operating segment and therefore are excluded from segment EBITDA. PSG corporate expenses consist of executive compensation and administration costs, public company compliance and other related costs, certain tax credits and other miscellaneous costs. Currency related gains (losses) consists of foreign exchange gains (losses) and the unrealized gain (loss) on derivative instruments. The realized gain (loss) on derivative instruments is included in the EBITDA of the Hockey operating segment because it currently relates specifically to Hockey cost of goods sold. Acquisition related expenses consist of (i) charges to cost of goods sold resulting from the fair market value adjustment to inventory, (ii) integration costs, (iii) costs related to reviewing corporate opportunities, and (iv) transaction costs. Other costs consist of share-based payment expenses and items that the CODM excludes from segment EBITDA, including, for example, items that are infrequent in nature such as costs related to share offerings.

Segment revenue information is summarized as follows:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2016	2015	2016	2015
Hockey	$56,297	$53,936	$285,724	$327,734
Baseball/Softball	57,259	71,946	140,318	153,531
Other Sports	12,525	11,864	28,115	25,870
Total revenues	$126,081	$137,746	$454,157	$507,135

Segment EBITDA information is summarized as follows:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2016	2015	2016	2015
Hockey	$(15,900)	$(3,935)	$10,628	$47,959
Baseball/Softball	3,582	18,889	12,660	34,087
Other Sports	2,671	2,097	2,585	2,214
Total segment EBITDA (1)	$(9,647)	$17,051	$25,873	$84,260

(1)	Represents a non-GAAP financial measure.

The reconciliation of total segment EBITDA to income before income taxes is summarized as follows:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2016	2015	2016	2015
Total segment EBITDA	$(9,647)	$17,051	$25,873	$84,260
Corporate expenses	(1,370)	(2,443)	(5,012)	(5,781)
Acquisition related expenses	(4,595)	(2,517)	(13,775)	(14,149)
Depreciation and amortization	(5,661)	(5,278)	(16,490)	(15,845)
Impairment of goodwill and intangible assets	(145,112)	—	(145,112)	—
Interest expense, net	(5,406)	(4,768)	(15,688)	(14,960)
Currency related losses	(3,072)	(13,299)	(10,020)	(21,335)
Other(1)	(2,472)	(3,281)	(6,470)	(9,211)
Income (loss) before income taxes	$(177,335)	$(14,535)	$(186,694)	$2,979

(1)	Other consists of share-based payments expense and items that the CODM excludes from segment EBITDA.

16. DERIVATIVES & RISK MANAGEMENT

The following table summarizes the fair value of derivative instruments by contract type as well as the location of the asset and/or liability on the consolidated balance sheets at February 29, 2016 and May 31, 2015, respectively:

	Balance Sheet Location	February 29, 2016	May 31, 2015
Assets:
Foreign currency forward contracts	Prepaid and other current assets	$1,637	$697
Foreign currency forward contracts	Other non-current assets	321	54

Liabilities:
Foreign currency forward contracts	Accrued liabilities	2,485	141
Variable cash settlement	Accrued liabilities	476	—
Foreign currency forward contracts	Other non-current liabilities	543	—
Variable cash settlement	Other non-current liabilities	—	20

The following table summarizes the location of gains and losses on the consolidated statements of income that were recognized during the three and nine months ended February 29, 2016, respectively, in addition to the derivative contract type:

		Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
Derivatives not designated as hedging instruments	Location of (gain) loss recognized in income on derivative instruments	2016	2015	2016	2015
Foreign currency forward contracts	Realized gain on derivatives	$(746)	$(1,431)	$(1,983)	$(4,878)
Foreign currency forward contracts	Unrealized loss on derivatives	2,589	56	1,224	994
Variable cash settlement	Selling, general and administrative expenses	279	(43)	453	(279)

17. FAIR VALUE MEASURES

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of February 29, 2016 and May 31, 2015, respectively, and indicate the level of the fair value hierarchy utilized by the Company to determine such fair value:

	Fair Value Measurements as of February 29, 2016 Using:
	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$1,958	$—
Liabilities:
Foreign currency forward contracts		$3,028
Variable cash settlement	$—	$476	$—

	Fair Value Measurements as of May 31, 2015 Using:
	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$—	$751	$—
Liabilities:
Foreign currency forward contracts		$141
Variable cash settlement	$—	$20	$—

Refer to Note 6 - Intangible Assets, Net and Goodwill for details on the fair value measures used in the impairment on goodwill and intangible assets.

18. COMMITMENTS AND CONTINGENCIES

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

The Company acquired Kohlberg Sports Group Inc. (‘‘KSGI’’) on March 10, 2011. In connection with the acquisition of Bauer Hockey by KSGI in April 2008, a subsidiary of KSGI agreed to pay additional consideration to Nike, Inc. in future periods, based upon the attainment of a qualifying exit event. At February 29, 2016, the maximum potential future consideration pursuant to such arrangements, to be resolved on or before April 16, 2016, such date being the eighth anniversary of April 16, 2008, is $10,000. On April 16, 2008, all of the security holders of KSGI (collectively, the ‘‘Existing Holders’’) entered into a reimbursement agreement with the Company pursuant to which each of the Existing Holders agreed to reimburse the Company, on a pro rata basis, in the event that the Company or any of its subsidiaries are obligated to make a payment to Nike, Inc. As of February 29, 2016, the Company determined that no such qualifying exit event has occurred. The Company will continue to assess whether a qualifying exit event has occurred through the eighth anniversary date, such date being April 16, 2016.

In connection with the acquisition of Q30 Technology from Q30 Sports, LLC, a privately held entity, future licensing payments of up to $18,000 are conditional upon the achievement of certain product development and sales milestones. These milestones have not yet been achieved.

In the ordinary course of business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. On March 18, 2016, a class action securities fraud complaint was filed by Brian Apel, individually and on behalf of all others similarly situated, against the Company seeking unspecified damages, as well as costs, attorneys’ fees, and other unspecified relief.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes our consolidated operating results, financial condition and liquidity during the three- and nine-month periods ended February 29, 2016 and February 28, 2015. The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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

Executive Overview

The Company is a leading developer and manufacturer of ice hockey, roller hockey, lacrosse, baseball and softball sports equipment, as well as related apparel and soccer apparel. The Company is the global leader in hockey with the strongest and most recognized brand, and it is a leader in North America in baseball and softball. Its products are marketed under the BAUER, MISSION, MAVERIK, CASCADE, INARIA, COMBAT and EASTON brand names and are distributed by sales representatives and independent distributors throughout the world. In addition, the Company distributes its hockey products through its Burlington, Massachusetts and Bloomington, Minnesota Own The Moment Hockey Experience retail stores.

Our mission is to elevate player performance and protection through athlete insight and superior innovation. We have a diversified and balanced business model and are focused on the following opportunities for growth:

•
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

•
Continue rapid growth in lacrosse - Lacrosse continues to expand rapidly across the United States and we are aiming to grow market share and to achieve market leadership by the end of calendar 2016. We are focusing our efforts on the fast-growing youth and high school markets, including the women’s game.

•
Commercialize Q30 Technology - In October 2015, we acquired an exclusive, perpetual, worldwide license from Q30 Sports, LLC to use its sports-related patents and technology assets in the development of products that are intended to address the issue of mild traumatic brain injury in sports and athletic activities. We have initiated the go-to-market process with the U.S. Food & Drug Administration (the “FDA”) and Health Canada and anticipate offering the products to athletes, subject to obtaining and maintaining the necessary approvals.

Summary of Results - Q3 Fiscal 2016 vs. Q3 Fiscal 2015

•	Revenues totaled $126.1 million, declining 8.5% (down 4.2% in constant currency).

•	Adjusted Gross Profit margin was 31.9%, down 170 basis points (up 200 basis points in constant currency).

•	Gross profit margin was 28.1%, down 260 basis points (up 110 basis points in constant currency).

•
Adjusted EBITDA was a loss of $11.0 million, compared to Adjusted EBITDA of $14.6 million (Q3 Fiscal 2016 Adjusted EBITDA loss of $5.1 million in constant currency). The decline in year-over-year Adjusted EBITDA was primarily driven by $18.7 million in incremental bad debt expense compared to the prior year and lower revenues from Baseball/Softball.

•
Adjusted Net Loss totaled $14.8 million or $(0.32) per diluted share, compared to Adjusted Net Income of $5.6 million or $0.12 per diluted share (Q3 Fiscal 2016 Adjusted Net Loss of $10.6 million or $(0.23) per diluted share in constant currency). Q3 Fiscal 2016 Adjusted Net Loss included $0.25 per diluted share in bad debt expense and an approximate $0.03 per diluted share impact due to a lower than expected effective tax rate. This impact is not expected to change the Company’s Fiscal 2016 Adjusted EPS outlook.

•	The Company recorded a non-cash impairment charge of $145.1 million in its Baseball/Softball segment and a $19.2 million deferred tax asset valuation allowance in Q3 Fiscal 2016.

•
Net loss totaled $188.1 million or $(4.13) per diluted share, compared to a net loss of $12.5 million or $(0.28) per diluted share (Q3 Fiscal 2016 net loss of $185.7 million or $(4.08) per diluted share in constant currency).

•
Net loss excluding intangible asset and goodwill impairment, deferred tax asset valuation allowance and bad debt expense was $18.3 million or $(0.40) per diluted share (Q3 Fiscal 2016 net loss of $15.8 million or $(0.35) per diluted share in constant currency with the same exclusions).

Recent Events

On March 28, 2016, the Company announced that Daniel M. Friedberg, President and Chief Executive Officer of Sagard Capital Partners Management Corp., was appointed to the Board of Directors (the “Board”) of the Company, effective as of such date. Sagard Capital Partners, L.P. (together with Sagard Capital Partners Management Corp. and Sagard Capital Partners GP, Inc., collectively, “Sagard Capital”) is currently the Company’s largest shareholder, with beneficial ownership of approximately 15% of the Company’s issued and outstanding Common Shares based on public filings as of the date hereof. In connection with the appointment of Mr. Friedberg to the Board, the Company entered into a shareholder nomination agreement with Sagard Capital, which provides for, among other things, customary standstill, nomination, support and confidentiality provisions. A copy of such shareholder nomination agreement was attached as Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2016 and is included as Exhibit 10.2 of this quarterly report on Form 10-Q.

On March 22, 2016, the Board announced that it had reached an arrangement with Kevin Davis, the former Chief Executive Officer of the Company, for his departure from the Company, effective March 22, 2016, and concurrently appointed Amir Rosenthal, President, PSG Brands, as the Company’s Chief Executive Officer on an interim basis pursuant to an offer letter, dated as of March 25, 2016, and effective as of March 22, 2016, a copy of which is attached as Exhibit 10.1 of this quarterly report on Form 10-Q. The Board is in the process of conducting a search for the permanent Chief Executive Officer of the Company. Mr. Rosenthal is among the candidates under consideration by the Board.

On March 8, 2016, the Company revised its outlook for its fiscal year ended May 31, 2016 (“Fiscal 2016”) and reported preliminary results for its fiscal third quarter ended February 29, 2016. In connection therewith, the Company identified the following three primary factors as having contributed to its revised outlook for Fiscal 2016: (i) a write down of the receivable balance from a U.S. national sporting goods retailer that has filed under chapter 11 and the related anticipated loss of sales from this retailer; (ii) an anticipated reduction in sales, particularly due to weakness in the baseball/softball market; and (iii) additional bad debt reserves primarily for certain U.S. hockey customers and the related anticipated loss of sales from such customers. Contributing to the decline in the Company’s financial performance was a significant downturn in baseball/softball retail sales, including in the Company’s important bat category. The weakening of consumer demand, coupled with the chapter 11 filing by one of the largest U.S. national sporting goods retailers and the bankruptcy of an internet baseball retailer, resulted in a reduction of sales for the Company’s baseball/softball products and an increase in the Company’s bad debt reserves for certain U.S. hockey and baseball/softball customers. Additionally, the consolidation of hockey retailers in the U.S. reduced customer demand for products as customers’ continued to reduce their inventory levels. The Company also announced on March 8, 2016 that it expects debt reduction of between $35.0 million and $40.0 million during the second half of Fiscal 2016.

On February 4, 2016, Easton Baseball/Softball announced an expanded exclusive partnership with Little League through the 2022 season. Under this new, long-term partnership, Easton Baseball/Softball will continue to be the Official Team Equipment Supplier to Little League Baseball and Softball.

On February 2, 2016, the Company officially unveiled EASTON’s first product offering for Japan. For the first time in its history, Easton Baseball/Softball will offer specifically designed EASTON products for the Japanese market. Management estimates that the size of the global baseball equipment market is approximately $1.2 billion, with approximately one third of the market coming from Japan.

On January 27, 2016, the Company provided guidance on debt and leverage levels over the balance of Fiscal 2016 and for Fiscal 2017. The Company announced that in Fiscal 2016, the Company’s five-year supply chain initiative is expected to drive $3.0 million in cost savings. Introduced in October 2014, the Company’s five-year supply chain initiative is aimed at improving pre-tax profitability by approximately $35.0 million on an annualized basis by the end of Fiscal 2020. This initiative is designed to enhance the overall effectiveness of the Company’s supply chain, with a particular focus on product cost reductions, inventory quality improvements and increased customer service levels and efficiency.

On January 13, 2016, the Company completed the Easton Hockey Acquisition. The purchase price paid by the Company at closing was $5.6 million in cash, with future cash payments of an aggregate of $5.4 million payable over a period of 10 months from the Easton Hockey Acquisition closing date. The Company financed the Easton Hockey acquisition through additional borrowings on its asset-based revolving loan.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q about our current and future plans, expectations and intentions, results, levels of activity, performance, goals or achievements or any other future events or developments constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and within the meaning of applicable Canadian securities laws (collectively, “forward-looking statements”), including with respect to, among other things, growing market share in baseball/softball and hockey, its continued growth in hockey, the growth of apparel across all sports, the Company achieving market leadership in lacrosse by the end of calendar 2016, obtaining and maintaining the necessary approvals from the FDA and Health Canada, among others, necessary to market products containing Q30’s patents and technology assets, the Company continuing to pursue strategic acquisitions, the Company’s revised outlook for Fiscal 2016, including, with respect to, the Company’s expectation of improving pre-tax profitability by $35.0 million on an annualized basis by the end of Fiscal 2020 due to the Company’s five-year supply chain initiative, the Company’s expectation that the New ABL Facility balance will be under $100.0 million by the end of Fiscal 2016, the following three factors, which the Company has identified as being primarily responsible for its revised outlook for Fiscal 2016: (i) a write down of the receivable balance from a U.S. national sporting goods retailer that has filed under chapter 11 and the related anticipated loss of sales from this retailer; (ii) an anticipated reduction in sales, particularly due to weakness in the baseball/softball market; and (iii) additional bad debt reserves primarily for certain U.S. hockey customers and the related anticipated loss of sales from such customers. Such statements often include words such as “may,” “will,” “would,” “should,” “could,” “expects,” “plans,” “intends,” “trends,” “indicates,” “anticipates,” “believes,” “estimates,” “predicts,” “likely,” or “potential” or the negative or other variations of these words or other comparable words or phrases.

Discussions containing forward-looking statements may be found, among other places, under this Item 2 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements are based on estimates and assumptions made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we believe are appropriate and reasonable under the circumstances, but there can be no assurance that such estimates and assumptions will prove to be correct. Certain assumptions with respect to, among other things, the reduced sales for our baseball/softball products continuing for the remainder of Fiscal 2016 due to the weakening of consumer demand for our products and the recent chapter 11 filing of one of the largest U.S. national sporting goods retailers, the appropriateness of our bad debt reserves, our customers’ ability to make payments when due consistent with historical practice, capital expenditures remaining in line with our forecast, currency rates remaining near current levels for the remainder of Fiscal 2016, interest rates not materially increasing in relation to our outstanding indebtedness for the remainder of Fiscal 2016, the Company achieving its expected levels of hockey booking orders and translating such booking orders into realized sales, the Company realizing the expected savings from its cost savings and other initiatives, maintaining a tax rate at or near recent historical levels, determination of acquisition accounting, valuation of derivatives, share-based payments, claim liabilities, employee future benefits, income taxes, the impairment of assets, and goodwill and intangibles are material factors made in preparing forward-looking information and management’s expectations. Readers are cautioned that actual future operating results and economic performance of the Company, including with respect to forward-looking statements referred to above, are subject to a number of risks and uncertainties, including, among other things, those described below, the risk that excess retail inventory in the U.S. baseball/softball market results in more than anticipated cancelled or delayed orders by the Company’s customers, the risk that customers are unable to make payments to the Company when due, changes in foreign currency rates, interest rate changes, inability to translate booking orders into realized sales, as further described below, inability to introduce new and innovative products, inability to generate demand for our products, inability to achieve the benefits anticipated from the Company’s cost savings and other initiatives, and general economic, market and business conditions, and could differ materially from what is currently expected as set out above.

Many factors could cause our actual results, level of activity, performance or achievements or future events or developments to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the following factors, which are discussed in greater detail in Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 and in Part II, Item 1A “Risk Factors” section of this quarterly report on Form 10-Q: inability to maintain and enhance brands, inability to introduce new and innovative products, intense competition in the sporting equipment and apparel industries, inability to own, enforce, defend and protect intellectual property rights worldwide, costs associated with potential lawsuits to enforce, defend or protect intellectual property rights, inability to protect our brands and rights to use such brands, infringement of intellectual property rights of others, inability to translate booking orders into realized sales, including risks associated with changes in the mix or timing of orders placed by customers, seasonal fluctuations in our operating results and the trading price of our Common Shares, decrease in popularity of ice hockey, baseball and softball, roller hockey or lacrosse, reduced popularity of the National Hockey League, Major League Baseball or other professional or amateur leagues in sports in which our products are used, adverse publicity of athletes who use our products or the sports in which our products are used, inability to ensure third-party suppliers will meet quality and regulatory standards, reliance on third-party suppliers and manufacturers, disruption of distribution systems, loss of significant customers or suppliers, loss of key customers’ business due to customer consolidation, our customers’ ability to make payments when due consistent with historical practice, change in the sales mix towards larger customers, cost of raw materials, shipping costs and other cost pressures, risks associated with doing business abroad, inability to expand into international market segments, inability to accurately forecast demand for products, inventory shrinkage, excess inventory due to inaccurate demand forecasts, product liability, warranty and recall claims, inability to successfully design products that satisfy testing protocols and standards established by testing and athletic governing bodies, inability to obtain and maintain necessary approvals in respect of products that may be considered medical devices, inability to successfully open and operate Own The Moment Hockey Experience retail stores, inability to successfully implement our strategic initiatives on anticipated timelines, including our profitability improvement initiative, risks associated with our third-party suppliers and manufacturers failing to manufacture products that comply with all applicable laws and regulations, inability to source merchandise profitably in the event new trade restrictions are imposed or existing trade restrictions become more burdensome, departure of senior executives or other key personnel with specialized market knowledge and technical skills, litigation, including certain class action lawsuits, employment or union-related disputes, disruption of information technology systems, including damages from computer viruses, unauthorized access, cyberattack and other security vulnerabilities, potential environmental liabilities, restrictive covenants in our credit facilities, increasing levels of indebtedness, inability to generate sufficient cash to fund operations or service the Company’s indebtedness, failure to make, integrate, and maintain new acquisitions, inability to realize growth opportunities or cost synergies that are anticipated to result from new acquisitions such as (i) the acquisition in certain exclusive and perpetual licensing rights in technology assets from Q30 Sports, LLC, (ii) the purchase of a non-controlling interest in Q30 Sports Science, LLC, a privately held entity and parent of Q30 Sports, LLC, and (iii) Easton Hockey, undisclosed liabilities acquired pursuant to recent acquisitions, volatility in the market price for Common Shares, possibility that we will need additional capital in the future, incurrence of additional expenses as a result of the loss of our foreign private issuer status, assertion that the acquisition of the Bauer Hockey business at the time of the Company’s initial public offering of Common Shares on the Toronto Stock Exchange completed on March 10, 2011 was an inversion transaction, our current intention not to pay cash dividends, dependence on the performance of subsidiaries given the our status as a holding company, potential inability of investors to enforce judgments against the Company and its directors, fluctuations in the value of certain foreign currencies, including the Canadian dollar, in relation to the U.S. dollar, and other world currencies, general adverse economic and market conditions, changes government regulations, including tax laws and unanticipated tax liabilities and natural disasters and geo-political events. These factors are not intended to represent a complete list of the factors that could affect us; however, these factors should be considered carefully.

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

Factors Affecting our Performance

Seasonality

Each of our sports demonstrates substantial seasonality. The spring/summer season of baseball/softball is highly complementary to the fall/winter season of hockey, which helps to balance our quarterly sources of revenue and profitability throughout our fiscal year. The more evenly distributed seasonality of the combined business provides us with more consistent working capital levels and allow us to improve our efficiency in our manufacturing, distribution and other efforts.

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

In Baseball/Softball, our highest sales volumes for EASTON and COMBAT products generally occur in the third fiscal quarter of our fiscal year and the lowest sales volumes occur in the first fiscal quarter of our fiscal year.

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

Revenues

We generate revenues from the sale of performance sports equipment and related apparel and accessories. We offer various cooperative marketing incentive programs to assist our sales channels with the marketing and selling of our products. These costs are recorded as a reduction of revenues. Each sport business within the Company manages its own commercial organization and go-to-market strategy.

The current sales channels for our sports businesses include (i) retailers in North America and the Nordic countries, (ii) distributors throughout the rest of the world (principally, Western Europe, Eastern Europe, and Russia), (iii) direct sales to teams, and (iv) direct sales through our Own The Moment Hockey Experience retail stores. Based on the regional mix, our revenues are generated in multiple currencies. For revenues, we are exposed to foreign currency exchange rate fluctuations of the U.S. dollar against, among others, the Canadian dollar, the euro, the Swedish krona, Norwegian krone and Danish krone.

The following table highlights revenues for the periods indicated:

	Three Months Ended		Period Over Period Growth Rate(1)	Nine Months Ended		Period Over Period Growth Rate(2)
(millions of U.S. dollars, except for percentages)	February 29, 2016	February 28, 2015		February 29, 2016	February 28, 2015
Revenues:
Canada	$19.7	$21.7	(9.2)%	$101.9	$122.9	(17.1)%
United States	92.0	101.8	(9.6)%	281.5	294.4	(4.4)%
Rest of world	14.4	14.2	1.4%	70.8	89.8	(21.2)%
Total Revenues	$126.1	$137.7	(8.4)%	$454.2	$507.1	(10.4)%

(1)	Three-month period ended February 29, 2016 vs. the three-month period ended February 28, 2015.

(2)	Nine-month period ended February 29, 2016 vs. the nine-month period ended February 28, 2015.

Cost of Goods Sold

Our cost of goods sold is comprised primarily of (i) the cost of finished goods, materials and components purchased from our suppliers, manufacturing labor and overhead costs in our manufacturing facilities, (ii) supply chain-related costs, such as freight, duties, warehousing and other distribution costs, (iii) warranty costs and (iv) inventory provisions and write-offs. Our warranty costs result from a general warranty policy providing coverage against manufacturing defects. Warranties range from 30 days to one year from the date sold to the consumer, depending on the type of product. Our warranty costs are primarily driven by sales of composite ice hockey sticks and baseball/softball bats. Amortization associated with certain acquired intangible assets, such as purchased technology and customer relationships, is also included in cost of goods sold. We also include charges to cost of goods sold resulting from the fair market value adjustment to inventory associated with certain acquired inventories.

The Company’s cost of goods sold is exposed to transactional foreign currency risk in the following ways:

•
The Company’s subsidiaries purchase finished goods inventory directly from third party factories in U.S. dollars. These purchases generate a foreign currency exposure for the Company’s subsidiaries with a functional currency other than the U.S. dollar, primarily the Company’s Hockey business outside of the U.S. which has a functional currency of primarily Canadian dollars, Swedish krona and euro. As a result, a stronger U.S. dollar increases the inventory cost incurred by the relevant subsidiary whereas a weaker U.S. dollar decreases its cost. The Company uses foreign currency forward contracts to hedge a portion of its exposure to fluctuations in the value of the U.S. dollar against the Canadian dollar. The resulting realized gain/loss on derivatives is an economic offset to the cost of goods sold.

•
We source the majority of our products from suppliers in China and Thailand and agree to buy such products in U.S. dollars. We enter into supplier agreements ranging from six to twelve months with respect to the U.S. dollar cost of our Asian-sourced finished goods. In these agreements, we adjust for changes in the relevant foreign exchange rates in which the factory labor, materials and overhead are denominated. As a result, our cost of goods sold is impacted by the fluctuations of the Chinese renminbi, Thai baht and certain other Asian currencies against the U.S. dollar. Therefore, a strengthening U.S. dollar relative to these Asian currencies decreases the Company’s U.S. dollar sourced product cost, whereas a weakening U.S. dollar increases our sourced product cost. We do not currently hedge our exposure to fluctuations in the value of these factory input cost currencies.

Selling, General and Administrative Expenses

Our SG&A expenses consist primarily of costs relating to our sales and marketing activities, including salaries, commissions and related personnel costs, customer order management and support activities, advertising, trade shows and other promotional activities, and bad debt expense. Our marketing expenses include promotional costs for launching new products, advertising and athlete endorsement costs. Our administrative expenses consist of, among other things, costs relating to information systems, legal and finance functions, professional fees, insurance and other corporate expenses. We also include share-based payment expense, costs related to share offerings, and acquisition costs, including rebranding and integration costs, in SG&A expenses. We expect our SG&A expenses to increase as we continue to expand our Bauer Hockey retail business, make investments in such areas as Q30 Technology, and continue to invest in certain Company platform functions. We are reviewing opportunities to offset these anticipated increases in spending with reductions in other areas of SG&A.

Research and Development Expenses

R&D expenses consist primarily of salaries and related consulting expenses for technical personnel, contracts with leading research facilities, as well as materials and consumables used in product development. To date, no development costs have been capitalized. We incur most of our R&D expenses in Canada and are eligible to receive Scientific Research and Experimental Development investment tax credits for certain eligible expenditures which are recorded as a reduction to income tax expense. We currently expect our R&D expenses to grow as we focus on enhancing and expanding our product lines. We are reviewing opportunities to offset these anticipated higher expenses through greater efficiencies in our R&D spending.

Interest Expense

Interest expense is derived from the financing activities of the Company and consists of interest expense on our term loan and revolving loan, and the amortization of deferred financing fees. As of February 29, 2016, the Credit Facilities (as defined herein) consist of (i) a $450 million secured term loan credit agreement (the “New Term Loan”), denominated in U.S. dollars of which $330.5 million was drawn, and (ii) a $200 million secured asset-based revolving credit facility (the “New ABL Facility” and together with the New Term Loan, the “Credit Facilities”), denominated, and able to be drawn in, both Canadian dollars and U.S. dollars, of which $119.2 million was drawn, the availability of which is subject to meeting certain borrowing base requirements. We currently expect the New ABL Facility balance to be under $100.0 million by the end of Fiscal 2016. The Company is currently working through several additional initiatives that it currently expects to drive further expense reductions and generate free cash flow for debt repayment in Fiscal 2017. Please see “Liquidity and Capital Resources - Indebtedness” for a more detailed discussion of the Credit Facilities.

Impact of Foreign Exchange and Hedging Practices

As a global company with significant operations outside the United States, in the normal course of business we are exposed to risk arising from the changes in foreign currency exchange rates. Our primary foreign currency exposures arise from the recording of transactions denominated in non-functional currencies and the translation of foreign currency denominated results of operations, financial position and cash flows into U.S. dollars.

Our foreign exchange risk management efforts are intended to lessen the effects of currency fluctuations on our consolidated results of operations, financial position, and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to the Company. We manage these exposures primarily through the use of foreign exchange forward contracts, which are recorded on the consolidated balance sheet at fair value (see Note 16 - Derivatives and Risk Management and Note 17 - Fair Value Measures in the accompanying Notes to Consolidated Financial Statements). Our hedging practices are designed to provide stability around the receipt of cash, and at least partially offset the impact of exchange rate changes on the underlying exposures being hedged. Where exposures are hedged, our program has the effect of reducing volatility in our financial results and at least delaying the impact of exchange rate movements on our consolidated financial statements when a currency’s direction is sustained over a longer period; the length of delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.

The Company primarily uses foreign currency forward contracts to hedge the effect of changes in currency exchange rates on its product costs (see the “Cost of Goods Sold” section above). The resulting realized gain/loss on derivatives is an economic offset to the cost of goods sold that are recorded in the Company’s gross profit. The Company has not elected hedge accounting; therefore, the changes in the fair value of these derivatives are recognized as unrealized gains and losses through profit or loss each reporting period. In the nine-month periods ended February 29, 2016 and February 28, 2015, the Company settled Canadian dollar forward contracts for $78.7 million and $89.0 million, respectively, at a weighted average exchange rate of 1.26 and 1.04, respectively. As of February 29, 2016, the amount of Canadian dollar forward contracts outstanding was $127.7 million at a weighted average exchange rate of 1.36. As of February 28, 2015, the amount of Canadian dollar forward contracts outstanding was $13.0 million at a weighted average exchange rate of 1.07.

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

The following table summarizes the change in the reported U.S. dollars versus constant currency U.S. dollars for the three-and nine-month periods ended February 29, 2016:

	Three Months Ended				Nine Months Ended
	February 29, 2016				February 29, 2016
(millions of U.S. dollars, except for per share amounts)	Reported	Constant Currency (2)	Impact of Foreign Exchange	% Change	Reported	Constant Currency (2)	Impact of Foreign Exchange	% Change
Revenues	$126.1	$131.9	$(5.8)	(4.4)%	$454.2	$484.3	$(30.1)	(6.2)%
Gross Profit	$35.4	$41.9	$(6.5)	(15.5)%	$133.8	$164.0	$(30.2)	(18.4)%
Selling, general & administrative	$54.5	$56.1	$(1.6)	(2.9)%	$134.1	$138.9	$(4.8)	(3.5)%
Research & development	$6.4	$6.9	$(0.5)	(7.2)%	$18.6	$19.8	$(1.2)	(6.1)%
Adjusted Gross Profit (1)	$40.2	$47.0	$(6.8)	(14.5)%	$146.5	$177.5	$(31.0)	(17.5)%
Adjusted EBITDA (1)	$(11.0)	$(5.1)	$(5.9)	115.7%	$20.9	$49.8	$(28.9)	(58.0)%
Adjusted Net Income (1)	$(14.8)	$(10.6)	$(4.2)	39.6%	$(2.9)	$17.9	$(20.8)	(116.2)%
Adjusted EPS (1)	$(0.32)	$(0.23)	$(0.09)	39.1%	$(0.06)	$0.37	$(0.43)	(116.2)%
Adjusted Gross Profit %(1)	31.9%	35.6%	(3.7)%	—	32.3%	36.7%	(4.4)%	—

(1)	Represents a non-GAAP measure. For the relevant definitions and reconciliations to reported results, see “Non-GAAP Financial Measures”.

(2)	Represents a non-GAAP measure. For the relevant definition, see “Non-GAAP Financial Measures”.

The following table summarizes the average of the monthly exchange rates used to translate profit or loss transactions for the periods indicated, as reported by the Wall Street Journal:

	Three Months Ended			Nine Months Ended
	February 29, 2016	February 28, 2015	% Change	February 29, 2016	February 28, 2015	% Change
CAD / USD	1.365	1.157	(18.0)%	1.307	1.114	(17.3)%
EUR / USD	0.921	0.818	(12.6)%	0.905	0.773	(17.1)%
SEK / USD	8.553	7.655	(11.7)%	8.458	7.128	(18.7)%

Income Taxes

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended February 29, 2016 and February 28, 2015, and the nine-month periods ended February 29, 2016 and February 28, 2015, and has been derived from our unaudited consolidated financial statements and related notes.

	Three Months Ended		Nine Months Ended
(millions of U.S. dollars, except for percentages and per share amounts)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues	$126.1	$137.7	$454.2	$507.1
Cost of goods sold	90.7	95.4	320.4	345.0
Gross profit	$35.4	$42.3	$133.8	$162.1
Operating expenses:
Selling, general & administrative	54.5	34.1	134.1	109.1
Research & development	6.4	6.0	18.6	18.5
Impairment of intangibles and goodwill	$145.1	$—	$145.1	$—
Operating income (loss)	$(170.6)	$2.2	$(164.0)	$34.5
Interest expense, net	5.4	4.8	15.7	14.9
Derivative and foreign exchange (gain) loss	2.4	11.9	8.0	16.5
Gain on bargain purchase	(1.0)	—	(1.0)	—
Other expense (income)	—	—	—	0.1
Income tax expense (benefit)	10.7	(2.0)	10.2	3.7
Net income (loss)	$(188.1)	$(12.5)	$(196.9)	$(0.7)

Basic earnings (loss) per share	$(4.13)	$(0.28)	$(4.32)	$(0.02)
Diluted earnings (loss) per share	$(4.13)	$(0.28)	$(4.32)	$(0.02)

Adjusted Gross Profit (1)	$40.2	$46.3	$146.5	$181.9
Adjusted EBITDA (1)	$(11.0)	$14.6	$20.9	$78.5
Adjusted Net Income (Loss) (1)	$(14.8)	$5.6	$(2.9)	$38.8
Adjusted EPS (1)	$(0.32)	$0.12	$(0.06)	$0.84

As a percentage of revenues:
Gross profit	28.1%	30.7%	29.5%	32.0%
Selling, general & administrative	43.3%	24.8%	29.5%	21.5%
Research & development	5.1%	4.4%	4.1%	3.6%
Adjusted Gross Profit (1)	31.9%	33.6%	32.3%	35.9%
Adjusted EBITDA (1)	(8.7)%	10.6%	4.6%	15.5%

(1)    Represents a non-GAAP measure. For the relevant definitions and reconciliations to reported results, see “Non-GAAP Financial Measures”.

Three months ended February 29, 2016 compared to three months ended February 28, 2015

Revenues

Currency neutral revenues in the three-month period ended February 29, 2016 decreased by $5.8 million, or 4.2%, to $131.9 million, primarily due to lower Baseball/Softball revenues, particularly in our important bat category. The chapter 11 filing by one of the largest U.S. national sporting goods retailers and the bankruptcy of an internet baseball retailer reduced our sales for baseball and softball products. Revenues in the Baseball/Softball segment decreased by $14.1 million, or 19.6% compared to the prior year. Revenues in Hockey increased by $7.6 million, or 14.0% primarily due to growth in protective, team apparel, goalie and street hockey, higher closeouts, sales from the Own the Moment Hockey Experience retail stores, sales from the Easton Hockey business, as well as Hockey equipment price increases in Canada. This growth occurred despite a challenging business environment due primarily to the continued consolidation of the U.S. hockey retail market. Revenues in the Other Sports segment increased by $0.7 million, or 6.2%, driven by strong growth in the MAVERIK line of heads, shafts, and protective gear. Currency neutral revenues across all segments decreased by 6.5% in North America and increased by 14.1% in the rest of the world.

Including the impact of foreign exchange, revenues decreased by $11.7 million, or 8.5%, to $126.1 million. Overall revenues in North America decreased by 9.4%, and decreased by 1.4% in the rest of the world. The translation impact of foreign exchange in the three-month period ended February 29, 2016 reduced our reported revenues by $5.8 million compared to the prior year.

For further detail on our revenues, please refer to the “Segment Results” section.

Cost of goods sold

Cost of goods sold in the three-month period ended February 29, 2016 decreased by $4.8 million, or 5.0%, to $90.7 million, primarily as a result of lower (i) Baseball/Softball revenues, (ii) lower Hockey product costs driven by productivity and sourcing initiatives in connection with the previously announced five-year supply chain initiative, (iii) a reduction in commodity-related factory input costs from Asian vendors and (iv) lower costs related to the lacrosse helmet decertification than incurred in the three-month period ended February 28, 2015. These cost decreases were partially offset by higher Hockey volume due to growth in protective, team apparel, goalie and street hockey, higher closeouts, sales from the Own the Moment Hockey Experience retail stores, the acquisition of the Easton Hockey business, and investments to consolidate distribution centers. Cost of goods sold in the three-month period ended February 29, 2016 decreased by $5.4 million, excluding the impact of foreign exchange.

Gross Profit

Currency neutral gross profit in the three-month period ended February 29, 2016 decreased by $0.4 million, or 0.9%, to $41.9 million, primarily as a result of lower Baseball/Softball revenues as well as investments to consolidate distribution centers, which were partially offset by, (i) Hockey volume increases, (ii) lower Hockey product costs driven by productivity and sourcing initiatives in connection with the previously announced five-year supply chain initiative, (iii) a reduction in commodity-related factory input costs from Asian vendors, (iv) Hockey equipment price increases in Canada and (v) lower costs related to the lacrosse helmet decertification than incurred in the three-month period ended February 28, 2015. As a percentage of revenues, currency neutral gross profit increased to 31.8% for the three-month period ended February 29, 2016 from 30.7% in the three-month period ended February 28, 2015 due to Hockey equipment price increases in Canada, product cost reductions as well as lower costs related to the lacrosse helmet decertification than incurred in the three-month period ended February 28, 2015, which were partially offset by investments to consolidate distribution centers.

Including the impact of foreign exchange, gross profit in the three-month period ended February 29, 2016 decreased by $6.9 million, or 16.2%, to $35.4 million due to the factors referred to above as well as the impact of foreign exchange. As a percentage of revenues, gross profit decreased to 28.1% for the three-month period ended February 29, 2016 from 30.7% in the three-month period ended February 28, 2015. The impact of foreign exchange in the three-month period ended February 29, 2016 decreased gross profit by $6.5 million compared to the prior year. See “Factors Affecting our Performance - Cost of Goods Sold” and “Liquidity and Capital Resources” for more detail on our product costs.

Adjusted Gross Profit

Currency neutral Adjusted Gross Profit (removing purchase accounting related amortization, non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition, and investments to consolidate distribution centers) in the three-month period ended February 29, 2016 increased by $0.7 million, or 1.5%, to $47.0 million. Currency neutral Adjusted Gross Profit as a percentage of revenues increased to 35.6% for the three-month period ended February 29, 2016 from 33.6% for the three-month period ended February 28, 2015 as a result of (i) lower Hockey product costs driven by productivity and sourcing initiatives in connection with the previously announced five-year supply chain initiative, (ii) a reduction in commodity-related factory input costs from Asian vendors and (iii) Hockey equipment price increases in Canada.

Including the impact of foreign exchange, Adjusted Gross Profit in the three-month period ended February 29, 2016 decreased by $6.1 million, or 13.2%, to $40.2 million. Adjusted Gross Profit as a percentage of revenues decreased to 31.9% for the three-month period ended February 29, 2016 from 33.6% for the three-month period ended February 28, 2015, primarily due to an unfavorable impact from foreign exchange and partially offset by (i) lower Hockey product costs driven by productivity and sourcing initiatives in connection with the previously announced five-year supply chain initiative, (ii) a reduction in commodity-related factory input costs from Asian vendors, and (iii) Hockey equipment price increases in Canada. Please see the Adjusted Gross Profit table for the reconciliation of gross profit to Adjusted Gross Profit in the “Non-GAAP Financial Measures” section.

Selling, General and Administrative Expenses

SG&A expenses in the three-month period ended February 29, 2016 increased by $20.3 million, or 59.6%, to $54.5 million which was primarily due to a write down of the receivable balance from a U.S. national sporting goods retailer that has filed under chapter 11 and additional bad debt reserves primarily for certain U.S. Hockey and Baseball/Softball customers. SG&A expenses also include (i) start-up and operating costs related to the Own The Moment Hockey Experience retail store initiative, (ii) operating costs related to the Easton Hockey business, (iii) costs related to Q30 Technology and (iv) investments in the Company and Easton Baseball/Softball IT infrastructure, which were partially offset by a reduction in performance-based incentives as well as a favorable impact from foreign exchange. Excluding the impact of one-time acquisition and rebranding related costs, share-based payment expense and start-up costs related to the Own The Moment Hockey Experience retail store initiative, our SG&A expenses increased by $18.7 million, or 63.6%, to $48.1 million due to the factors referred to above.

As a percentage of revenues, our SG&A expenses increased to 43.3% for the three-month period ended February 29, 2016 from 24.8% of revenues for the three-month period ended February 28, 2015. Excluding the impact of one-time acquisition and rebranding related costs, share-based payment expense and start-up costs related to the Own The Moment Hockey Experience retail store initiative, our SG&A expenses as a percentage of revenue increased to 38.2% for the three-month period ended February 29, 2016 from 21.4% of revenues for the three-month period ended February 28, 2015. The increase is primarily driven by incremental bad debt expense compared to the same year-ago quarter of 1,470 basis points.

The translation impact of foreign exchange for the three-month period ended February 29, 2016 decreased our reported SG&A expenses by $1.6 million compared to prior year.

Research and Development Expenses

R&D expenses in the three-month period ended February 29, 2016 increased by $0.5 million, or 7.7%, to $6.4 million due to our continued focus on innovative product development. As a percentage of revenues, our R&D expenses increased to 5.1% for the three-month period ended February 29, 2016 from 4.4% for the three-month period ended February 28, 2015. The translation impact of foreign exchange for the three-month period ended February 29, 2016 reduced our reported R&D expenses by $0.5 million compared to prior year.

Impairment of Intangibles and Goodwill

The Company’s third quarter financial performance, combined with a reduction in the fourth quarter Adjusted EPS guidance and a decline in its market capitalization during the quarter, triggered the requirement for an interim impairment assessment for the Company’s indefinite-lived and definite-lived assets. The result of the interim impairment assessment of the Company’s indefinite-lived trade names indicated that the carrying value of the EASTON brand name in Baseball/Softball was impaired. As a result, the Company recorded an estimated non-cash impairment charge of $46.9 million related to the EASTON brand name in Baseball/Softball in the three-month period ended February 29, 2016. The definite-lived asset impairment test resulted in an estimated non-cash intangible asset charge of $40.5 million related to the Easton Baseball/Softball customer relationship intangible asset and an estimated non-cash intangible asset charge of $1.9 million related to the Easton Baseball/Softball purchased technology. The impairment for Baseball/Softball was due to, among other things, a decline in the sales and gross profit of the EASTON brand and the bankruptcy of certain key customers. No other indefinite-lived and definite-lived assets were determined to be impaired.

The Company then performed an interim impairment test of goodwill allocated to the Company’s reporting units. The interim impairment test resulted in estimated non-cash goodwill impairment charges of $55.4 million related to the goodwill allocated to the Baseball/Softball reporting unit and $0.4 million related to the goodwill allocated to the Soccer reporting unit. The impairment charge related to the Baseball/Softball reporting unit was due to, among other things, a decline in the sales and gross margin of the EASTON brand in Baseball/Softball. The impairment charge related to the Soccer reporting unit was due to, among other things, higher operating costs. The goodwill allocated to the Hockey and Lacrosse reporting units was deemed not to be impaired.

The finalization of the impairment between indefinite-lived intangible assets, definite-lived intangible assets, and goodwill is expected to be completed in the fourth quarter of Fiscal 2016 and any adjustment to the amount recorded, which could differ materially from those described above, will be recorded in the fourth quarter of Fiscal 2016. The Company did not record any intangible asset or goodwill impairment charges in the three-month period ended February 28, 2015.

The impairment of goodwill and intangible assets is a non-cash charge and is not currently expected to adversely affect the Company’s debt position, compliance with financial covenants, cash flow or liquidity.

For further detail, refer to Note 6 - Intangible Assets, net in the accompanying Notes to Consolidated Financial Statements and to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Impairment of Non-Financial Assets” section of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Adjusted EBITDA

Currency neutral Adjusted EBITDA in the three-month period ended February 29, 2016 decreased by $19.7 million, or greater than 100%, to negative $5.1 million from $14.6 million in the three-month period ended February 28, 2015 primarily due to (i) a write down of the receivable balance from a U.S. national sporting goods retailer that has filed under chapter 11, (ii) additional bad debt reserves primarily for certain U.S. Hockey and Baseball/Softball customers, and (iii) lower Baseball/Softball revenues, particularly in our important bat category. This downturn in revenues was in addition to the chapter 11 filing by one of the largest U.S. national sporting goods retailers and the bankruptcy of an internet baseball retailer, which also impacted sales for our baseball and softball products. The Baseball/Softball revenue decline was partially offset by (i) growth in protective, team apparel, goalie and street hockey, (ii) higher closeouts, (iii) sales from the Own the Moment Hockey Experience retail stores, (iv) sales from the Easton Hockey business, (v) higher closeouts, (vi) lower Hockey product costs driven by productivity and sourcing initiatives as part of the previously announced five-year supply chain initiative, and (vii) a reduction in commodity-related factory input costs from Asian vendors. As a percentage of revenues, currency neutral Adjusted EBITDA decreased to negative 3.9% for the three-month period ended February 29, 2016 from 10.6% for the three-month period ended February 28, 2015.

Excluding the impact of bad debt reserves, currency neutral Adjusted EBITDA in the three-month period ended February 29, 2016 decreased by $1.0 million, to $13.9 million from $14.9 million in the three month period ended February 28, 2015.

Including the impact of foreign exchange and bad debt reserves, Adjusted EBITDA in the three-month period ended February 29, 2016 decreased by $25.6 million, or greater than 100%, to a negative $11.0 million from $14.6 million, due to the factors referred to above and an unfavorable impact from foreign exchange of $5.9 million. As a percentage of revenues, Adjusted EBITDA decreased to negative 8.7% for the three-month period ended February 29, 2016 from 10.6% for the three-month period ended February 28, 2015. Please see the Adjusted EBITDA table for the reconciliation of net income to Adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Interest Expense, net

Interest expense in the three-month period ended February 29, 2016 increased by $0.6 million, or 13.4%, to $5.4 million from $4.8 million, due to an increase in interest incurred under our revolving line of credit.

Derivative and Foreign Exchange Gains/Losses

Realized gain on derivatives in the three-month period ended February 29, 2016 decreased by $0.7 million, or 47.9%, to a gain of $0.7 million from a gain of $1.4 million, due to the continued devaluation of the Canadian dollar relative to the hedge rates in effect on the Company’s forward contracts.

Unrealized loss on derivatives in the three-month period ended February 29, 2016 increased by $2.5 million, or greater than 100%, to a loss of $2.6 million from a loss of $0.1 million. The Company has not elected hedge accounting and therefore the changes in the fair value of derivative contracts are recognized through profit or loss each reporting period.

Foreign exchange loss in the three-month period ended February 29, 2016 decreased by $12.8 million, or 96.4%, to a loss of $0.6 million from a loss of $13.2 million. The foreign exchange gain/loss represents the realized and unrealized gains/losses generated from revaluing non-functional currency assets and liabilities to their respective functional currency. The realized foreign exchange gain in the three-month period ended February 29, 2016 increased $0.3 million, to $0.5 million from $0.2 million in the three-month period ended February 28, 2015.

See “Factors Affecting Our Performance - Impact of Foreign Exchange and Hedging Practices”.

Income Taxes

During the three-month period ended February 29, 2016, the Company’s operating losses were greater than anticipated. As a result of the operating loss, the Company entered into a three-year cumulative loss position for certain taxable jurisdictions during the third quarter of fiscal 2016. After consideration of these factors and an evaluation of all positive and negative evidence, the Company has determined that it is more likely than not that it will not be able to realize the benefits of its deferred tax assets. Accordingly, at February 29, 2016, the Company recorded an incremental charge of $19.2 million to establish a full valuation allowance against the impacted deferred tax assets including net operating loss carryforwards that expire at various dates in the next 17 years. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future years. These events and circumstances contributed to the Company recording income tax expense for the three-and nine-month periods ended February 29, 2016, despite incurring pre-tax losses in those periods of $177.3 million and $186.7 million, respectively.

Income tax expense for the three-month period ended February 29, 2016 was $10.7 million, comprised primarily of discrete items, including a valuation allowance on deferred tax assets of $19.2 million, partially offset by an income tax benefit of $6.1 million related to the impairment of intangible assets and goodwill and an income tax benefit of $3.1 million for the amount of tax recoverable by carryback of the current year loss to prior years. Income tax benefit in the three-month period ended February 28, 2015 was $2.0 million on a pre-tax loss of $14.5 million for an effective tax rate of 14.2%. The relatively low effective tax rate was primarily due to unrealized capital losses for which no tax benefit could be recognized.

Net Loss

Net loss in the three-month period ended February 29, 2016 increased by $175.6 million, or greater than 100%, to a net loss of $188.1 million from a net loss of $12.5 million in the three-month period ended February 28, 2015, due to the results described above. The impact of foreign exchange for the three-month period ended February 29, 2016 decreased our net loss by $2.4 million compared to the prior year.

Currency neutral net loss in the three-month period ended February 29, 2016 excluding goodwill impairment, non-cash valuation allowance and the impact of bad debt reserves decreased by $3.5 million, or 28.5%, to a net loss of $15.8 million from a net loss of $12.3 million in the three-month period ended February 28, 2015.

Adjusted Net Income/Loss

Currency neutral Adjusted Net Income in the three-month period ended February 29, 2016 decreased by $16.2 million, or greater than 100%, to negative $10.6 million from $5.6 million in the three-month period ended February 28, 2015, due to the operating results reflected in the Adjusted EBITDA section, which were partially offset by lower taxes.

Currency neutral Adjusted Net Income in the three-month period ended February 29, 2016 excluding the impact of bad debt reserves decreased by $4.7 million, or 82.5%, to $1.0 million from $5.7 million in the three-month period ended February 28, 2015.

Including the impact of foreign exchange, Adjusted Net Income/Loss in the three-month period ended February 29, 2016 decreased by $20.4 million, or greater than 100%, to an Adjusted Net Loss of $14.8 million from an Adjusted Net Income of $5.6 million in the three-month period ended February 28, 2015, due to the factors referred to above and an unfavorable impact from foreign exchange of $4.2 million. Adjusted Net Income/Loss removes unrealized foreign exchange gains/losses, acquisition-related charges, share-based payment expense and other one-time or non-cash expenses. Please see the Adjusted Net Income/Loss table in the “Non-GAAP Financial Measures” section for the reconciliation of net income (loss) to Adjusted Net Income/Loss and Adjusted EPS.

Nine months ended February 29, 2016 compared to nine months ended February 28, 2015

Revenues

Currency neutral revenues in the nine-month period ended February 29, 2016 decreased by $22.9 million, or 4.5%, to $484.3 million, primarily due to (i) lower Baseball/Softball revenues, (ii) the timing and variation of product launches in ice hockey equipment, (iii) double-digit declines in Hockey performance apparel related to the prior-year launch of 37.5TM apparel, (iv) economic contraction in Russia/Eastern Europe and (v) lower Hockey bookings/repeats due to retail consolidation of U.S. key accounts. Baseball/Softball revenues decreased by $12.4 million, or 8.1%, which included declines in our important bat category, and also included the impact from the chapter 11 filing by one of the largest U.S. national sporting goods retailers and the bankruptcy of an internet baseball retailer. Hockey revenues decreased by $13.0 million, or 4.0%, due primarily to (i) the timing and variation of product launches in ice hockey equipment, (ii) double-digit declines in Hockey performance apparel related to the prior-year launch of 37.5TM apparel, (iii) economic contraction in Russia/Eastern Europe and (iv) lower Hockey bookings/repeats in the U.S. due to retail consolidation of key accounts as well as lower sales due to the financial difficulties of certain U.S. Hockey customers. Revenues in the Other Sports segment increased by $2.5 million, or 9.7%, driven by strong growth in the MAVERIK line of heads, shafts, and protective gear as well as growth in the CASCADE helmets and facial product category. Currency neutral revenues across all segments decreased by 4.0% in North America and decreased by 6.9% in the rest of the world.

Including the impact of foreign exchange, revenues decreased by $53.0 million, or 10.4%, to $454.2 million. Overall revenues in North America decreased by 8.1%, and decreased by 21.2% in the rest of the world. The translation impact of foreign exchange in the nine-month period ended February 29, 2016 reduced our reported revenues by $30.1 million compared to the prior year.

For further detail on our revenues, please refer to the “Segment Results” section.

Cost of goods sold

Cost of goods sold in the nine-month period ended February 29, 2016 decreased by $24.6 million, or 7.1%, to $320.4 million, as a result of (i) lower Baseball/Softball and Hockey revenues, (ii) lower Hockey product costs driven by productivity and sourcing initiatives in connection with the previously announced five-year supply chain initiative, (iii) a reduction in commodity-related factory input costs from Asian vendors, (iv) lower non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the acquisition of Easton Baseball/Softball (the “Easton Baseball/Softball Acquisition”) of $7.1 million in the nine-month period ended February 28, 2015, (v) lower costs related to the lacrosse helmet decertification than incurred in the nine-month period ended February 28, 2015, which were partially offset by investments to consolidate distribution centers. Cost of goods sold in the nine-month period ended February 29, 2016 decreased by $24.7 million, excluding the impact of foreign exchange.

Gross Profit

Currency neutral gross profit in the nine-month period ended February 29, 2016 increased by $1.9 million, or 1.2%, due to (i) lower non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition of $7.1 million than incurred in the nine-month period ended February 28, 2015, (ii) lower costs related to the lacrosse helmet decertification than incurred in the nine-month period ended February 28, 2015, (iii) Hockey equipment price increases in Canada, (iv) lower Hockey product costs driven by productivity and sourcing initiatives in connection with the previously announced five-year supply chain initiative and (v) a reduction in commodity related factory input costs from Asian vendors, which were partially offset by lower Baseball/Softball and Hockey revenues as well as investments to consolidate distribution centers. As a percentage of revenues, currency neutral gross profit increased to 33.9% for the nine-month period ended February 29, 2016 from 32.0% in the nine-month period ended February 28, 2015.

Including the impact of foreign exchange, gross profit in the nine-month period ended February 29, 2016 decreased by $28.4 million, or 17.5%, to $133.8 million, due to an unfavorable impact from foreign exchange, which was partially offset by the factors mentioned above. As a percentage of revenues, gross profit decreased to 29.5% for the nine-month period ended February 29, 2016 from 32.0% in the nine-month period ended February 28, 2015. The impact of foreign exchange in the nine-month period ended February 29, 2016 decreased gross profit by $30.2 million compared to the prior year. See “Factors Affecting our Performance - Cost of Goods Sold” and “Liquidity and Capital Resources” for more detail on our product costs.

Adjusted Gross Profit

Currency neutral Adjusted Gross Profit (removing purchase accounting related amortization, non-cash charges to cost of goods sold resulting from the fair value adjustment of inventories related to the Easton Baseball/Softball Acquisition and investments to consolidate distribution centers) in the nine-month period ended February 29, 2016 decreased by $4.4 million, or 2.4%, to $177.5 million. Currency neutral Adjusted Gross Profit as a percentage of revenues increased to 36.7% for the nine-month period ended February 29, 2016 from 35.9% for the nine-month period ended February 28, 2015, due to (i) lower Hockey product costs driven by productivity and sourcing initiatives in connection with the previously announced five-year supply chain initiative, (ii) a reduction in commodity related factory input costs from Asian vendors, and (iii) Hockey equipment price increases in Canada.

Including the impact of foreign exchange, Adjusted Gross Profit in the nine-month period ended February 29, 2016 decreased by $35.4 million, or 19.5%, to $146.5 million. Adjusted Gross Profit as a percentage of revenues decreased to 32.3% for the nine-month period ended February 29, 2016 from 35.9% for the nine-month period ended February 28, 2015, primarily a result of an unfavorable impact from foreign exchange. Please see the Adjusted Gross Profit table for the reconciliation of gross profit to Adjusted Gross Profit in the “Non-GAAP Financial Measures” section.

Selling, General and Administrative Expenses

SG&A expenses in the nine-month period ended February 29, 2016 increased by $25.0 million, or 22.9%, to $134.1 million primarily due to (i) a write down of the receivable balance from a U.S. national sporting goods retailer that has filed under chapter 11, (ii) a write down of the receivable balance for an internet baseball retailer that filed for bankruptcy reorganization (iii) and additional bad debt reserves primarily for certain U.S. Hockey and Baseball/Softball customers. SG&A expenses also include (i) start-up and operating costs related to the Own The Moment Hockey Experience retail store initiative, (ii) operating costs related to the Easton Hockey Acquisition, (iii) costs related to Q30 Technology, (iv) higher Company corporate costs, due in part to regulatory compliance costs associated with the Company’s transition to a U.S. domestic issuer, (v) investments in the Company and Easton Baseball/Softball IT infrastructure and (vi) costs related to the proxy contest in October 2015, which were partially offset by a reduction in performance-based incentives as well as a favorable impact from foreign exchange. Excluding the impact of one-time acquisition and rebranding related costs, share-based payment expense, start-up costs related to the Own The Moment Hockey Experience retail store initiative, regulatory compliance costs associated with the Company’s transition to being a U.S. domestic issuer and costs related to the proxy contest in October 2015, our SG&A expenses increased by $20.8 million, or 21.8%, to $116.3 million.

As a percentage of revenues, our SG&A expenses increased to 29.5% for the nine-month period ended February 29, 2016 from 21.5% of revenues for the nine-month period ended February 28, 2015. Excluding the impact of acquisition-related costs, share-based payment expense, start-up costs related to the Own The Moment Hockey Experience retail store initiative, regulatory compliance costs associated with the Company’s transition to being a U.S. domestic issuer, costs related to the proxy contest in October 2015 and other one-time or non-cash expenses, SG&A expenses as a percentage of revenue increased to 25.6% for the nine-month period ended February 29, 2016 from 18.8% of revenues for the nine-month period ended February 28, 2015. The increase is primarily driven by incremental bad debt expense compared to the same year-ago quarter of 510 basis points.

The translation impact of foreign exchange for the nine-month period ended February 29, 2016 decreased our reported SG&A expenses by $4.8 million compared to prior year.

Research and Development Expenses

R&D expenses in the nine-month period ended February 29, 2016 increased by $0.1 million, or 0.4%, to $18.6 million. As a percentage of revenues, our R&D expenses increased to 4.1% for the nine-month period ended February 29, 2016 from 3.6% for the nine-month period ended February 28, 2015 as a result of our continued focus on innovative product development. The translation impact of foreign exchange for the nine-month period ended February 29, 2016 reduced our reported R&D expenses by $1.2 million compared to prior year.

Impairment of Intangibles and Goodwill

In the nine-month period ended February 29, 2016, the Company recorded an intangibles impairment charge of $89.3 million and a goodwill impairment charge of $55.8 million, due to the factors described above in the three-month period ended February 29, 2016. The Company did not record any intangible asset or goodwill impairment charges in the nine-month period ended February 28, 2015.

Adjusted EBITDA

Currency neutral Adjusted EBITDA in the nine-month period ended February 29, 2016 decreased by $28.7 million, or 36.6%, to $49.8 million from $78.5 million primarily due to (i) a write down of the receivable balance from a U.S. national sporting goods retailer that has filed under chapter 11, (ii) a write down of the receivable balance for an internet baseball retailer that filed for bankruptcy reorganization (iii) additional bad debt reserves primarily for certain U.S. Hockey and Baseball/Softball customers, and (iv) lower Baseball/Softball revenues, (v) economic contraction in Russia/Eastern Europe and (vi) lower Hockey bookings/repeats due to retail consolidation of U.S. key accounts. The revenue declines and bad debt reserves are partially offset by (i) lower Hockey product costs driven by productivity and sourcing initiatives as part of the previously announced five-year supply chain initiative and (ii) a reduction in commodity-related factory input costs from Asian vendors. As a percentage of revenues, currency neutral Adjusted EBITDA decreased to 10.3% for the nine-month period ended February 29, 2016 from 15.5% for the nine-month period ended February 28, 2015.

Excluding the impact of bad debt reserves, currency neutral Adjusted EBITDA in the nine-month period ended February 29, 2016 decreased by $5.5 million, to $74.1 million from $79.6 million in the nine-month period ended February 28, 2015.

Including the impact of foreign exchange and bad debt reserves, Adjusted EBITDA in the nine-month period ended

February 29, 2016 decreased by $57.6 million, or 73.4%, to $20.9 million from $78.5 million, due to the above factors and an unfavorable impact from foreign exchange of $28.9 million. As a percentage of revenues, Adjusted EBITDA decreased to 4.6% for the nine-month period ended February 29, 2016 from 15.5% for the nine-month period ended February 28, 2015. Please see the Adjusted EBITDA table for the reconciliation of net income to Adjusted EBITDA in the “Non-GAAP Financial Measures” section.

Interest Expense, net

Interest expense in the nine-month period ended February 29, 2016 increased by $0.7 million, or 4.9%, to $15.7 million from $14.9 million due to by an increase in interest incurred under our revolving line of credit.

Derivative and Foreign Exchange Gains/Losses

Realized gain on derivatives in the nine-month period ended February 29, 2016 decreased by $2.9 million, or 59.3%, to $2.0 million from $4.9 million, due to the continued devaluation of the Canadian dollar relative to the hedge rates in effect on the Company’s forward contracts.

Unrealized loss on derivatives in the nine-month period ended February 29, 2016 increased by $0.2 million, or 23.1%, to a loss of $1.2 million from a loss of $1.0 million. The Company has not elected hedge accounting and therefore the changes in the fair value of derivative contracts are recognized through profit or loss each reporting period.

Foreign exchange loss in the nine-month period ended February 29, 2016 decreased by $11.5 million, or 56.8%, to a loss of $8.8 million from a loss of $20.3 million. The foreign exchange gain/loss represents the realized and unrealized gains/losses generated from revaluing non-functional currency assets and liabilities to their respective functional currency. The realized foreign exchange gain in the three-month period ended February 29, 2016 decreased $0.3 million, to $1.3 million from $1.6 million in the three-month period ended February 28, 2015.

See “Factors Affecting Our Performance - Impact of Foreign Exchange and Hedging Practices”.

Income Taxes

During the nine months ended February 29, 2016, the Company’s operating losses were greater than anticipated. As a result of the operating loss, the Company entered into a three-year cumulative loss position for certain taxable jurisdictions during the third quarter of Fiscal 2016. After consideration of these factors and an evaluation of all positive and negative evidence, the Company has determined that it is more likely than not that it will not be able to realize the benefits of its deferred tax assets. Accordingly, at February 29, 2016, the Company recorded an incremental charge of $19.2 million to establish a full valuation allowance against the impacted deferred tax assets including net operating loss carryforwards that expire at various dates in the next 17 years. Realization of the Company’s deferred tax assets is dependent on generating sufficient taxable income in future years. These events and circumstances contributed to the Company recording income tax expense for the three-and nine-month periods ended February 29, 2016, despite incurring pre-tax losses in those periods of $177.3 million and $186.7 million, respectively.

Income tax expense for the nine-month period ended February 29, 2016 was $10.2 million, comprised primarily of discrete items, including a valuation allowance on deferred tax assets of $19.2 million, partially offset by an income tax benefit of $6.1 million related to the impairment of intangible assets and goodwill and an income tax benefit of $3.1 million for the amount of tax recoverable by carryback of the current year loss to prior years. Income tax expense in the nine-month period ended February 28, 2015 was $3.7 million on pre-tax income of $3.0 million, for an effective tax rate of 123%. The high effective tax rate was primarily due to unrealized capital losses for which no tax benefit could be recognized.

Net Loss

Net loss in the nine-month period ended February 29, 2016 increased by $196.2 million, or greater than 100%, to a net loss of $196.9 million from a net loss of $0.7 million in the nine-month period ended February 28, 2015 due to the results described above. The impact of foreign exchange for the nine-month period ended February 29, 2016 increased our net loss by $19.3 million compared to the prior year.

Currency neutral net loss in the nine-month period ended February 29, 2016, excluding goodwill impairment, non-cash valuation allowance and the impact of bad debt reserves, is $4.6 million, compared with a net loss of $0.0 million in the nine-month period ended February 28, 2015.

Adjusted Net Income/Loss

Currency neutral Adjusted Net Income in the nine-month period ended February 29, 2016 decreased by $20.9 million, or 53.9%, to $17.9 million from $38.8 million in the nine-month period ended February 28, 2015, due to the operating results reflected in the Adjusted EBITDA section which were partially offset by lower taxes.

Currency neutral Adjusted Net Income in the nine-month period ended February 29, 2016 excluding the impact of bad debt reserves decreased by $6.7 million, or 17.0%, to $32.7 million from $39.4 million in the nine-month period ended February 28, 2015.

Including the impact of foreign exchange, Adjusted Net Income/Loss in the nine-month period ended February 29, 2016 decreased by $41.7 million, or greater than 100%, to an Adjusted Net Loss of $2.9 million from an Adjusted Net Income of $38.8 in the nine-month period ended February 28, 2015, due to the factors referred to above and an unfavorable impact from foreign exchange of $20.8 million. Adjusted Net Income/Loss removes unrealized foreign exchange gains/losses, acquisition-related charges, share-based payment expense and other one-time or non-cash expenses. Please see the Adjusted Net Income/Loss table in the “Non-GAAP Financial Measures” section for the reconciliation of net income (loss) to Adjusted Net Income/Loss and Adjusted EPS.

Segment Results

The Company has two reportable operating segments: (i) Hockey and (ii) Baseball/Softball. The remaining operating segments do not meet the criteria for a reportable segment and are included in Other Sports. The Hockey segment includes the BAUER, EASTON and MISSION brands. The Baseball/Softball segment includes the EASTON and COMBAT brands. Other Sports includes the lacrosse and soccer operating segments, which includes the MAVERIK, CASCADE, and INARIA brands. The Hockey segment sales channels include: (i) direct sales to retailers in North America and the Nordic countries, (ii) distributors throughout the rest of the world (principally, Western Europe, Eastern Europe, and Russia), (iii) direct sales to teams, and (iv) direct sales from our Own The Moment Experience retail stores. The Baseball/Softball segment sales channels primarily consist of retailers and distributors in North America. The Other Sports segment sales channels primarily include retailers and distributors in North America and direct sales to teams and sports associations.

These operating segments were determined based on the management structure and the financial information, among other factors, reviewed by the Chief Operating Decision Maker (“CODM”) to assess segment performance. The decisions concerning assessing the performance of segments and allocation of resources to the segments are based on segment revenues and segment EBITDA.

Segmented operating results and other financial information for the three-month periods ended February 29, 2016 and February 28, 2015 and the nine-month periods ended February 29, 2016 and February 28, 2015 are presented in the following table:

(millions of U.S. dollars, except for percentages)	Three Months Ended		% Change	% Change (Constant $)	Nine Months Ended		% Change	% Change (Constant $)
	February 29, 2016	February 28, 2015			February 29, 2016	February 28, 2015
			(1)	(2)			(3)	(4)
Revenues:
Hockey	$56.3	$53.9	4.4%	14.0%	$285.7	$327.7	(12.8)%	(4.0)%
Baseball/Softball	57.3	71.9	(20.4)%	(19.6)%	140.3	153.5	(8.6)%	(8.1)%
Other Sports	12.5	11.9	5.6%	6.2%	28.2	25.9	9.0%	9.7%
Total Revenues	$126.1	$137.7	(8.5)%	(4.2)%	$454.2	$507.1	(10.4)%	(4.5)%

Segment EBITDA (5)(6)
Hockey	$(15.9)	$(3.9)	(304.1)%	(154.8)%	$10.6	$48.0	(77.8)%	(15.1)%
Baseball/Softball	3.6	18.9	(81.0)%	(79.1)%	12.7	34.1	(62.9)%	(61.8)%
Other Sports	2.7	2.1	27.4%	22.6%	2.6	2.2	16.8%	2.1%
Total Segment EBITDA (5) (6)	$(9.6)	$17.1	(156.6)%	(120.5)%	$25.9	$84.3	(69.3)%	(33.5)%

(1)	Three-month period ended February 29, 2016 vs. the three-month period ended February 28, 2015.

(2)
Represents the change in the constant currency U.S. dollars for the three-month period ended February 29, 2016 vs. the reported three-month period ended February 28, 2015. Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of foreign currency exchange fluctuations.

(3)	Nine-month period ended February 29, 2016 vs. the nine-month period ended February 28, 2015.

(4)
Represents the change in the constant currency U.S. dollars for the nine-month period ended February 29, 2016 vs. the reported nine-month period ended February 28, 2015. Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of foreign currency exchange fluctuations.

(5)
Represents a non-GAAP financial measure. For the relevant definitions and reconciliations to reported results, see “Non-GAAP Financial Measures” and Note 15 - Segment Information in the accompanying Notes to Consolidated Financial Statements.

(6)
Certain Company functional platform costs are directly allocated to each operating segment based on usage or other relevant operational metrics. The Company’s functional platform costs consist of expenses incurred by centrally managed functions, including global information systems, finance and legal, distribution and logistics, sourcing and manufacturing, and other miscellaneous costs.

Three months ended February 29, 2016 compared to three months ended February 28, 2015

Hockey

Currency neutral Hockey revenues in the three-month period ended February 29, 2016 increased by $7.6 million, or 14.0%. Within Hockey, we were able to grow revenues in an environment where certain customers had financial difficulty and the consolidation of hockey retailers in the U.S. has led to inventory reductions by the retailers impacted by the consolidation and a corresponding reduction to our customers’ demand for hockey products. Revenue growth was primarily due to growth in protective, team apparel, goalie and street hockey, higher closeout sales, sales from the Own the Moment Hockey Experience retail stores, the acquisition of the Easton Hockey business, and Hockey equipment price increases in Canada. Currency neutral Hockey revenues increased by 14.0% in North America, and 14.1% in the rest of the world. Including the impact of foreign exchange, reported Hockey revenues in the three-month period ended February 29, 2016 increased by $2.4 million, or 4.4%.

Currency neutral Hockey segment EBITDA in the three-month period ended February 29, 2016 decreased by $6.1 million, or greater than 100%, primarily due to additional bad debt reserves for certain U.S. customers, operating costs related to the Own The Moment Hockey Experience retail store initiative and operating costs related to the Easton Hockey Acquisition which were partially offset by lower Hockey product costs driven by productivity and sourcing initiatives as part of the previously announced five-year supply chain initiative, a reduction in commodity-related factory input costs from Asian vendors, Hockey equipment price increases in Canada, higher revenues and a reduction in performance-based incentives. Additionally, the consolidation of hockey retailers in the U.S. has reduced our customers’ demand for products as they continue to reduce their inventory levels. Including the impact of foreign exchange, reported Hockey segment EBITDA in the three-month period ended February 29, 2016 decreased by $12.0 million, or greater than 100%, to $15.9 million, due to the significant impact of foreign exchange as well as the impacts described above.

Baseball/Softball

Baseball/Softball revenue in the three-month period ended February 29, 2016 decreased by $14.7 million, or 20.4%, to $57.3 million primarily due to declining revenue from our important bat category as well as the loss of sales as a result of the chapter 11 filing by one of the largest U.S. national sporting goods retailers and the bankruptcy of an internet baseball retailer in the second quarter. COMBAT revenue increased 8.9% or $0.2 million compared to prior year related to variations in the launch timing and continued strong sales of Maxum bats.

Baseball/Softball segment EBITDA in the three-month period ended February 29, 2016 decreased by $15.3 million, or 81.0%, to $3.6 million primarily due to lower revenues as well as a write down of the receivable balance from a U.S. national sporting goods retailer that has filed under chapter 11, and the increase in bad debt reserves for certain U.S. baseball/softball customers, which was partially offset by a reduction in performance-based incentives.

Other Sports

Revenues in our Other Sports segment in the three-month period ended February 29, 2016 increased by $0.7 million, or 5.6%, to $12.5 million primarily due to strength in the MAVERIK line of heads, shafts and protective gear.

Other Sports segment EBITDA in the three-month period ended February 29, 2016 increased by $0.6 million, or 27.4%, due to revenue growth as well as lower margins in the prior year related to changes required for the recertification of the CASCADE R helmet.

Nine months ended February 29, 2016 compared to nine months ended February 28, 2015

Hockey

Currency neutral Hockey revenues in the nine-month period ended February 29, 2016 decreased by $13.0 million, or 4.0%, due to (i) the timing and variation of product launches in ice hockey equipment, (ii) double-digit declines in performance apparel related to the prior year launch of 37.5TM apparel, (iii) economic contraction in Russia/Eastern Europe, (iv) lower Hockey bookings/repeats due to retail consolidation of U.S. key accounts, and (v) lower sales due to the financial difficulties of certain U.S. customers, which were partially offset by growth in protective, team apparel, goalie and street hockey, higher closeout sales, sales from the launch of the Own the Moment Hockey Experience retail stores, the acquisition of the Easton Hockey business, and Hockey equipment price increases in Canada. Currency neutral Hockey revenues declined by 2.8% in North America, and 6.9% in the rest of the world. Including the impact of foreign exchange, reported Hockey revenues in the nine-month period ended February 29, 2016 decreased by $42.0 million, or 12.8%.

Currency neutral Hockey segment EBITDA in the nine-month period ended February 29, 2016 decreased by $7.2 million, or 15.1%, primarily due to additional bad debt reserves for certain U.S. customers, and lower revenues which were partially offset by price increases in Canada and lower costs for new product launches. Including the impact of foreign exchange, reported Hockey segment EBITDA in the nine-month period ended February 29, 2016 decreased by $37.3 million, or 77.8%, to $10.6 million, due to the significant impact of foreign exchange as well as the impacts described above.

Baseball/Softball

Baseball/Softball revenue in the nine-month period ended February 29, 2016 decreased by $13.2 million, or 8.6%, to $140.3 million due to a significant downturn in retail sales across most product categories, including bats.

Baseball/Softball segment EBITDA in the nine-month period ended February 29, 2016 decreased by $21.4 million, or 62.9%, to $12.7 million primarily due to lower revenues, a write down of the receivable balance from a U.S. national sporting goods retailer that has filed under chapter 11 and a write down of the receivable balance for an internet baseball retailer that filed for bankruptcy reorganization, partially offset by a reduction in performance-based incentives as well as other cost savings initiatives.

Other Sports

Revenues in our Other Sports segment in the nine-month period ended February 29, 2016 increased by $2.3 million, or 9.0%, to $28.2 million primarily due to strength in the MAVERIK line of heads, shafts and protective gear and growth in the CASCADE helmets and facial product category.

Other Sports segment EBITDA in the nine-month period ended February 29, 2016 increased by $0.4 million, or 16.8% due to higher revenues and margins which were partially offset by bad debt write-offs related to outstanding receivables for customers who have caused prior concern over such customers’ ability to make timely payments and who continue to make delayed payments.

For operating segments data, please refer to Note 15 of the Notes to Consolidated Financial Statements.

Non-GAAP Financial Measures

This quarterly report on Form 10-Q makes reference to certain non-GAAP measures. These non-GAAP measures are not recognized measures under U.S. GAAP and do not have a standardized meaning prescribed by U.S. GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest U.S. GAAP measure. These measures are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those U.S. GAAP measures by providing further understanding of the Company’s results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of the Company’s financial information reported under U.S. GAAP. We use non-GAAP measures, such as Adjusted Net Income/Loss, Adjusted EPS, Adjusted EBITDA, Segment EBITDA and Adjusted Gross Profit, to provide investors with a supplemental measure of our operating performance and thus highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. We also believe that securities analysts, investors and other interested parties frequently use non-GAAP measures in the evaluation of issuers. We also use non-GAAP measures in order to facilitate operating performance comparisons from period to period, prepare annual operating budgets, and to assess our ability to meet our future debt service, capital expenditure, and working capital requirements.

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

Segment EBITDA

The profitability of the Company’s operating segments is evaluated using EBITDA adjusted for items excluded by the CODM. Certain Company functional platform costs are directly allocated to each operating segment based on usage or other relevant operational metrics. The Company’s functional platform costs consist of expenses incurred by centrally-managed functions, including global information systems, finance and legal, distribution and logistics, sourcing and manufacturing, and other miscellaneous costs. Company corporate expenses, currency related gains (losses), acquisition related expenses and other costs are not controlled by the management at each operating segment and therefore are excluded from segment EBITDA. Company corporate expenses consist of executive compensation and administration costs, public company costs, certain tax credits and other miscellaneous costs. See Note 11 - Segment Information in the accompanying Notes to Consolidated Financial Statements.

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

The table below provides the reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended		Nine Months Ended
(millions of U.S. dollars)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Gross profit	$35.4	$42.3	$133.8	$162.1
Amortization & depreciation of intangible assets (1)	3.1	3.4	9.2	10.3
Inventory step-up/step-down & reserves (2)	—	—	—	7.1
Other (3)	1.7	0.6	3.5	2.4
Adjusted Gross Profit	$40.2	$46.3	$146.5	$181.9

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

(2)
Upon completion of the Easton Baseball/Softball Acquisition, the Company adjusted Easton Baseball/Softball’s inventories to fair market value. Included in the nine-month period ended February 28, 2015 are charges to cost of goods sold resulting from the fair market value adjustment to inventory.

(3)
Other represents the impact of the closure of the Mississauga, Ontario distribution center in the three-and nine-month periods ended February 29, 2016. In the three-and nine-month periods ended February 28, 2015, Other represents the impact of costs related to the lacrosse helmet decertification.

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

The table below provides the reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(millions of U.S. dollars)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income (loss)	$(188.1)	$(12.5)	$(196.9)	$(0.7)
Income tax expense (benefit)	10.7	(2.1)	10.2	3.7
Depreciation & amortization	5.7	5.4	16.5	15.8
Interest expense, net	4.9	4.1	14.0	13.1
Deferred financing fees	0.5	0.6	1.7	1.9
Gain on bargain purchase	(1.0)	—	(1.0)	—
Unrealized (gain)/loss on derivative instruments, net (1)	2.6	0.1	1.2	1.0
Foreign exchange (gain)/loss (1)	0.5	13.2	8.8	20.3
EBITDA	$(164.2)	$8.8	$(145.5)	$55.1
Acquisition Related Charges:
Inventory step-up/step-down & reserves (2)	—	—	—	7.1
Rebranding/integration costs (3)	3.2	1.2	10.4	4.6
Acquisition costs (4)	1.4	1.4	3.4	2.5
Subtotal	$4.6	$2.6	$13.8	$14.2
Costs related to share offerings (5)	—	—	—	0.1
Share-based payment expense	1.7	2.4	3.8	5.8
Impairment of intangibles and goodwill	145.1	—	145.1	—
Other (6)	1.8	0.8	3.7	3.3
Adjusted EBITDA	$(11.0)	$14.6	$20.9	$78.5

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

(2)
Upon completion of the Easton Baseball/Softball Acquisition, the Company adjusted Easton Baseball/Softball’s inventories to fair market value. Included in the three-and nine-month periods ended February 28, 2015 are charges to cost of goods sold resulting from the fair market value adjustment to inventory.

(3)
The rebranding/integration costs for the three-and nine-month periods ended February 29, 2016 are associated with the integration of the Easton Hockey acquisition, Easton Baseball/Softball Acquisition, integration costs related to the Own The Moment Hockey Experience retail stores, costs related to the acquisition in certain exclusive and perpetual licensing rights in technology assets from Q30 Sports, LLC, and costs related to the Company’s profitability improvement initiative. Also included in the nine-month periods ended February 29, 2016 are costs related to the Company’s transition to a U.S. domestic issuer and costs related to the proxy contest in October 2015. The rebranding/integration costs for the three-and nine-month periods ended February 28, 2015 are associated with the integration of the Inaria acquisition, Combat acquisition and the Easton Baseball/Softball Acquisition.

(4)
Acquisition-related transaction costs include legal, audit, and other consulting costs. The three-and nine-month periods ended February 29, 2016 include costs related to the Easton Hockey acquisition, start-up costs related to the Own The Moment Hockey Experience retail stores, and costs related to the acquisition in certain exclusive and perpetual licensing rights in technology assets from Q30 Sports, LLC. The three-and nine-month periods ended February 28, 2015 include costs related to the Easton Baseball/Softball Acquisition. All periods presented include costs related to reviewing corporate opportunities.

(5)
The costs related to share offerings in the nine-month period ended February 28, 2015 include legal, audit, and other consulting costs incurred as part of the secondary offerings of Common Shares completed by funds managed by Kohlberg Management VI, LLC on October 17, 2012, February 6, 2013 and November 1, 2013, respectively (collectively the “Kohlberg Offerings”).

(6)
Other represents the impact of the closure of the Mississauga, Ontario distribution center in the three-and nine-month periods ended February 29, 2016. In the three-and nine-month periods ended February 28, 2015, Other represents the impact of costs related to the lacrosse helmet decertification.

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

The table below provides the reconciliation of net income (loss) to Adjusted Net Income/Loss and to Adjusted EPS:

	Three Months Ended		Nine Months Ended
(millions of U.S. dollars, except share and per share amounts)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income (loss)	$(188.1)	$(12.5)	$(196.9)	$(0.7)
Foreign exchange loss / (gain) (1)	3.6	13.4	11.5	20.2
Costs related to share offerings (2)	—	—	—	0.1
Acquisition-related charges (3)	7.4	5.6	22.3	23.6
Impairment of intangibles and goodwill	145.1	—	145.1	—
Share-based payment expense	1.7	2.4	3.8	5.8
Other (4)	0.6	0.8	2.7	3.3
Tax impact on above items	14.9	(4.1)	8.6	(13.5)
Adjusted Net Income (Loss)	$(14.8)	$5.6	$(2.9)	$38.8
Average diluted shares outstanding	46,375,559	47,098,364	46,963,821	46,000,320
Adjusted EPS	$(0.32)	$0.12	$(0.06)	$0.84

(1)
The foreign exchange loss/gain represents the unrealized gain/loss on derivatives and the unrealized portion of the foreign exchange gain/loss from the Adjusted EBITDA table. The unrealized portion of the foreign exchange gain/loss in the three-and nine-month periods ended February 29, 2016 was a loss of $1.0 million and a loss of $10.3 million, respectively. The unrealized portion of the foreign exchange gain/loss in the three-and nine-month periods ended February 28, 2015 was a loss of $13.3 million and a loss of $19.2 million, respectively.

(2)	The costs related to share offerings in the nine-month period ended February 28, 2015 include legal, audit, and other consulting costs incurred as part of the Kohlberg Offerings.

(3)
Acquisition-related charges include rebranding/integration costs, and legal, audit, and other consulting costs associated with acquisition transactions. The three-and nine-month periods ended February 29, 2016 include integration of the Easton Baseball/Softball Acquisition, start-up and integration costs related to the Own The Moment Hockey Experience retail stores, costs related to the acquisition in certain exclusive and perpetual licensing rights in technology assets from Q30 Sports, LLC, and costs related to the Company’s profitability improvement initiative. Also included in the nine-month period ended February 29, 2016 are costs related to the Company’s transition to a U.S. domestic issuer and costs related to the proxy contest in October 2015. The three-and nine-month periods ended February 28, 2015 include costs related to the Inaria acquisition, Combat acquisition and the Easton Baseball/Softball Acquisition. All periods presented include costs related to reviewing corporate opportunities. The charges also include amortization of intangible assets in the three-and nine-month periods ended February 29, 2016 of $2.8 million and $8.5 million, respectively, and the three-and nine-month periods ended February 28, 2015 of $3.1 million and $9.4 million, respectively. Also included are charges to cost of goods sold resulting from the fair market value adjustment to inventory in the nine-month period ended February 28, 2015 of $7.1 million.

(4)
Other represents the impact of the closure of the Mississauga, Ontario distribution center offset by the $1.0 gain on bargain purchase related to the Easton Hockey acquisition in the three-and nine-month periods ended February 29, 2016. In the three-and nine-month periods ended February 28, 2015, Other represents the impact of costs related to the lacrosse helmet decertification.

See “Factors Affecting our Performance - Impact of Foreign Exchange and Hedging Practices” for Adjusted Net Income (Loss) and Adjusted EPS in constant currency.

Liquidity and Capital Resources

Cash Flows

The primary sources of the Company’s cash are net cash flows from operating activities and funds available under its New ABL Facility (as defined in the Company’s Annual Report on Form 10-K). We believe that ongoing operations and associated cash flows, in addition to our cash resources and New ABL Facility, provide sufficient liquidity to support our business operations for at least the next 12 months. Furthermore, as of February 29, 2016, the Company held cash of $4.6 million, our working capital was $305.5 million, and we had availability of $79.5 million under the New ABL Facility, which provides flexibility to meet any unanticipated cash requirements due to changes in working capital commitments or liquidity risks associated with financial instruments. Such changes may arise from, among other things, the seasonality of our business (see “Factors Affecting our Performance - Seasonality” and “Liquidity and Capital Resources”), the failure of one or more customers to pay their obligations

(see Item 3, “Quantitative and Qualitative Disclosures About Market Risk”) or from losses incurred on derivative instruments, such as foreign currency forwards and interest rate contracts (see “Factors Affecting our Performance - Interest Expense”).

The following table summarizes our net cash flows provided by and used in operating, investing and financing activities:

	Nine Months Ended
(millions of U.S. dollars)	February 29, 2016	February 28, 2015
Net cash flows from (used in) operating activities	$10.1	$3.5
Net cash flows from (used in) investing activities	(37.6)	(9.1)
Net cash flows from (used in) financing activities	27.1	21.2
Effect of exchange rate changes on cash	—	(1.8)
(Decrease) / increase in cash	(0.4)	13.8
Beginning cash	2.9	6.9
Ending cash	$2.5	$20.7

Net Cash From (Used In) Operating Activities

Our largest source of operating cash flows is cash collections from the sale of inventory. Our primary cash outflows from operating activities are inventory purchases, personnel-related expenses, occupancy costs, payment of interest and payment of taxes. Net cash from operating activities for the nine-month period ended February 29, 2016 was $10.1 million, an increase of $6.6 million, compared to net cash from operating activities of $3.5 million for the nine-month period ended February 28, 2015, primarily driven by the following:

•
$33.0 million lower source of cash due to a receivable collected from BRG Sports, Inc. (formerly Easton-Bell Sports, Inc.) in the nine-month period ended February 28, 2015 which consisted of cash receipts from customers collected by BRG Sports, Inc. during the period April 15, 2014 through May 31, 2014 that were owed to the Company as of May 31, 2014;

•	$18.5 million higher use of cash from accrued liabilities due to timing of settlement for the liabilities;

•	$17.7 million higher use of cash as a result of lower cash earnings; partially offset by

•	$8.9 million lower use of cash related to the timing of payments for prepaid expenses;

•	$3.2 million higher source of cash from accounts payable related to the timing of payments for inventory purchases;

•	$38.0 million higher source of cash from accounts receivable due to an increase in payments received for receivables; and

•
$25.2 million higher source of cash from inventory driven by the Company’s cash flow improvement initiative that is targeting an improvement in net cash flow from working capital of $30 million in Fiscal 2016 (excluding certain non-recurring costs or one-time costs that may be required to implement some of the related initiatives).

Net Cash From (Used In) Investing Activities

Our cash outflows used in investing activities are primarily for acquisitions and the purchase of property, plant and equipment and intangible assets. Net cash used in investing activities for the nine-month period ended February 29, 2016 was $37.6 million, an increase of $28.5 million, compared to net cash used of $9.1 million for the nine-month period ended February 28, 2015, primarily due to the following:

•	$6.9 million of higher cash outflow related to the purchase of property, plant and equipment;

•
$8.3 million of higher cash outflow related to the acquisition in certain exclusive and perpetual licensing rights in technology assets from Q30 Sports, LLC, a privately held entity and a purchase of a non-controlling interest in Q30 Sports Science, LLC, a privately held entity and parent of Q30 Sports, LLC and $2.0 million of higher cash outflow related to an increase in restricted cash in connection with the Company’s acquisition of technology assets from Q30 Sports, LLC;

•	$5.6 million of higher cash outflow related to the Easton Hockey acquisition; and

•
$5.0 million of higher cash outflow related to the purchase of a non-controlling interest in Cocona, Inc., a privately held entity that created and owns 37.5™ technology, a patented moisture management technology that utilizes body heat to evaporate moisture from apparel and equipment.

Net Cash From (Used In) Financing Activities

Our cash flows from financing activities consist primarily of proceeds from and repayment of debt, proceeds from the issuance of Common Shares and share issuances under stock option plans. Net cash from financing activities for the nine-month period ended February 29, 2016 was $27.1 million, an increase of $5.9 million, compared to net cash from financing activities of $21.2 million for the nine-month period ended February 28, 2015, primarily due to the following:

•	$2.6 million increase in net cash inflow related to the net movement in revolving debt;

•	$119.6 million increase in net cash inflow related to repayment of debt in the nine-month period ended February 28, 2015; partially offset by

•	$117.0 million decrease in net cash inflow related to the net proceeds of the U.S. Initial Public Offering (“U.S. IPO”) in the nine-month period ended February 28, 2015.

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

The New ABL Facility contains a Consolidated Fixed Charge Coverage Ratio that measures our ability to cover certain fixed charges including interest payments. The minimum ratio is set to 1.0 to 1.0 tested for the most recently ended four fiscal quarter period for which financial statements have been delivered, and is defined as the ratio of (a) Consolidated EBITDA for such period, minus (x) capital expenditures paid in cash for such period and (y) the amount of cash payments made during such period in respect of federal, state, provincial, local, and foreign income taxes to (b) Consolidated Fixed Charges for such period. The Consolidated Fixed Charge Coverage Ratio covenant is a springing covenant and is not triggered unless, on any date, Excess Availability is less than the greater of (i) 10% of the Line Cap (being the lesser of the aggregate commitments under the New ABL Facility at such time and the then applicable Borrowing Base), and (ii) $15.0 million.

As of February 29, 2016, $330.5 million was drawn under the New Term Loan Facility and $119.2 million was drawn under the New ABL Facility. The interest rate on the Credit Facilities for the nine-month period ended February 29, 2016 ranged from 1.93% to 4.50%. As of February 29, 2016, there are three letters of credit totaling $1.3 million outstanding under the New ABL Facility.

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

The following table depicts the Company’s Leverage Ratio:

	As of	As of	As of	As of	As of	As of	As of
	February 29,	November 30,	August 31,	May 31,	February 28,	November 30,	August 31,
	2016 (1) (2)	2015	2015	2015	2015	2014	2014
Leverage Ratio	10.98	6.61	5.73	4.29	3.87	3.62	3.61

(1) Using the definition of EBITDA per the Credit Facilities, as described above, the Leverage Ratio was 19.93.
(2) Excluding the impact of foreign exchange on the Company’s trailing twelve month EBITDA, the Leverage Ratio was 5.72.

Off-Balance Sheet Arrangements

We enter into agreements with our manufacturing partners on tooling requirements for our manufactured products. These agreements form an important part of the Company’s supply chain strategy and cash flow management. The following table summarizes our vendor tooling commitments as of February 29, 2016 and Fiscal 2016:

(millions of U.S. dollars)
Vendor	Tooling acquisition value	Cost paid	Owed amounts as of February 29, 2016	Open purchase orders amortization value	Outstanding liability Fiscal 2016
Supplier A	$7.4	$5.9	$1.5	$0.1	$1.4
Supplier B	7.5	7.0	0.5	0.2	0.3
Supplier C	1.6	1.0	0.6	0.1	0.5
Supplier D	0.7	0.7	—	—	—
Supplier E	0.9	0.6	0.3	—	0.3
Supplier F	0.2	0.2	—	—	—
Supplier G	0.1	0.1	—	—	—
Supplier H	0.1	0.1	—	—	—
Total	$18.5	$15.6	$2.9	$0.4	$2.5

Capital Expenditures

In the three-month period ended February 29, 2016 and the three-month period ended February 28, 2015, we incurred capital expenditures of $4.7 million and $4.9 million, respectively. In the nine-month period ended February 29, 2016 and the nine-month period ended February 28, 2015, we incurred capital expenditures of $16.8 million and $9.8 million, respectively. As a percentage of revenues, our capital expenditures for the trailing twelve-months ended February 29, 2016 were 4.1% of revenues, compared to 2.0% of revenues for the trailing twelve-months ended February 28, 2015. The capital investments were incurred for information systems to assist in streamlining our growing organization, investments related to the Own The Moment Hockey Experience retail stores, leasehold improvements related to the Thousand Oaks, California Easton Baseball/Softball facility, tooling,

R&D and investments in retail marketing assets. The year-over-year increase is driven by investments related to the Own The Moment Hockey Experience retail stores, higher investments in information systems, leasehold improvements related to the Blainville, Quebec research, design and development facility and the Thousand Oaks, California Easton Baseball/Softball facility. Our ordinary course of operations requires minimal capital expenditures for equipment, given that we manufacture most of our products through our manufacturing partners. Going forward, to support our growth and key business initiatives, we currently anticipate our capital expenditures to include investments in information systems, Own The Moment Hockey Experience retail stores, and the Thousand Oaks, California Easton Baseball/Softball facility. We currently expect the Thousand Oaks, California Easton Baseball/Softball facility to be completed in the first half of Fiscal 2017. We also currently anticipate that the quarterly levels of capital expenditures may be uneven based on the timing of opening new Own The Moment Hockey Experience retail stores and other corporate projects.

Contractual Obligations

The following table summarizes our contractual obligations as of February 29, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
(millions of U.S. dollars)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating lease obligations (1)	$29.7	$4.6	$6.5	$5.1	$13.5
Financing and capital lease obligations (1)	16.0	1.5	3.0	3.0	8.5
Endorsement contracts (2)	20.5	8.5	8.8	2.0	1.2
Inventory purchases (3)	58.7	58.7	—	—	—
Non-inventory purchases (4)	2.0	1.7	0.2	0.1	—
Long-term borrowings: (5)
New ABL Facility	119.2	119.2	—	—	—
New Term Loan Facility due 2021	330.5	—	—	—	330.5
Interest payment obligations	76.4	14.9	29.8	29.8	1.9
Total	$653.0	$209.1	$48.3	$40.0	$355.6

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

(4)
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

(5)
The New ABL Facility and the New Term Loan Facility due 2021 amounts represent principal payments on outstanding debt. The interest payment obligations represent interest payments on the term loan due 2021. Estimates of interest payments are based on outstanding principal amounts, currently effective interest rates as of February 29, 2016, and the term of the debt obligation. The interest payment obligations exclude expected interest payments on our revolving loan, which can fluctuate based on the amount of outstanding borrowings in any given period. For more information, please refer to the “Indebtedness” section.

Contingencies

In connection with the purchase of Bauer Hockey from Nike, Inc. on April 16, 2008 (the “Business Purchase”), a subsidiary of Kohlberg Sports Group Inc., a Cayman Island corporation (“KSGI”), agreed to pay additional consideration to Nike, Inc. (“Nike”) in future periods based upon the attainment of a qualifying exit event. As of February 29, 2016, the maximum potential future consideration pursuant to such arrangements, to be resolved on or before April 16, 2016, such date being the eighth anniversary of April 16, 2008, is $10.0 million. As a condition to the acquisition in connection with our initial public offering in

Canada in March 2011, the former securityholders of KSGI, who sold KSGI and its subsidiaries to the Company on March 10, 2011 pursuant to the acquisition agreement dated March 3, 2011 (the “Existing Holders”), entered into a reimbursement agreement with the Company pursuant to which each of the Existing Holders agreed to reimburse the Company, on a pro rata basis, in the event that the Company or any of its subsidiaries are obligated to make such a payment to Nike. The Company currently expects that a qualifying exit event will not be attained.

In connection with the acquisition of certain exclusive and perpetual licensing rights in technology assets from Q30 Sports, LLC, a privately held entity, future licensing payments of up to $18.0 million are conditional upon the achievement of certain product development and sales milestones. These milestones have not yet been achieved.

In addition to the matters above, during the ordinary course of its business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters.

For further detail on legal proceedings, please refer to Part II. Item 1 “Legal Proceedings” section.

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

Except as otherwise described below, as of February 29, 2016, there have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015. See “Factors Affecting Our Performance - Impact of Foreign Exchange and Hedging Practices” for more information.

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

Except as otherwise described below, as of February 29, 2016, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

On March 18, 2016, Brian Apel, individually and on behalf of all others similarly situated, filed a class action complaint against us and certain of our current and former executive officers in the United States District Court for the Central District of California. The complaint alleges that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, prospects and performance in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiff seeks unspecified damages, as well as costs, attorneys’ fees, and other unspecified relief. We intend to vigorously defend this matter.

In addition to the matters above, during the ordinary course of its business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters.

Item 1A.	RISK FACTORS

As of February 29, 2016, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015.

Item 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description
10.1	Offer Letter to Amir Rosenthal, dated as of March 25, 2016 and effective as of March 22, 2016.

10.2
Shareholder Nomination Agreement, dated March 28, 2016, between Performance Sports Group Ltd. and Sagard Capital Partners, L.P. (incorporated by reference to Exhibit 99.1 to Performance Sports Group Ltd.’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2016, File No. 001-36506).

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended February 29, 2016.

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended February 29, 2016.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended February 29, 2016.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended February 29, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE SPORTS GROUP LTD.

Dated:	April 14, 2016	By:	/s/ Mark Vendetti
Mark Vendetti
Executive Vice President/Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Offer Letter to Amir Rosenthal, dated as of March 25, 2016 and effective as of March 22, 2016.

10.2
Shareholder Nomination Agreement, dated March 28, 2016, between Performance Sports Group Ltd. and Sagard Capital Partners, L.P. (incorporated by reference to Exhibit 99.1 to Performance Sports Group Ltd.’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2016, File No. 001-36506).

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended February 29, 2016.

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended February 29, 2016.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended February 29, 2016.

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s quarterly report on Form 10-Q for the three-month period ended February 29, 2016.